Form 10KSB
CORPUS CHRISTI BANCSHARES INC
filed 1995-03-30
CIK 757012

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-KSB
(Mark One)

[ X ] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

                  For the fiscal year ended December 31, 1994

[    ] Transition report under Section 13 or 15 (d) of the Securities Exchange
       Act of 1934 (No fee required)

       For the transition period from __________ to __________.

                         COMMISSION FILE NUMBER 0-13668
                        CORPUS CHRISTI BANCSHARES, INC.
                 (Name of Small Business Issuer in Its Charter)

                    TEXAS                                 74-2351663
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


             2402 LEOPARD STREET
            CORPUS CHRISTI, TEXAS                            78408
            (Address of principal                         (Zip Code)
              Executive Offices)

Issuer's telephone number, including area code:  (512) 887-3000

Securities registered under Section 12(b) of the Act:  X
                                                      ---

                                                         Name of each Exchange
              Title of Each Class                         on Which Registered
              -------------------                       -----------------------
              COMMON STOCK, $5 PAR VALUE                         AMERICAN

Securities registered under Section 12(g) of the Act:  None


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [  X  ]     No [     ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.     [     ]

         The Company had total revenue for fiscal year ended 1994 of $13,062,279.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 2, 1995, was approximately $13,222,000.

         The number of shares of Common Stock of the registrant outstanding as of March 15, 1995, was 1,600,000.

         Transitional Small Business Disclosure Format (check one):
Yes         No   X
    ----       -----
         Portions of the following documents are incorporated by reference into the designated parts of this Form 10-KSB: (a) annual report to shareholders for the fiscal year ended December 31, 1994 (Part I, II and Part III) and (b) Proxy Statement for the annual meeting of shareholders to be held May 31, 1995 (Part III).

                  TOTAL OF SEQUENTIALLY NUMBERED PAGES _____
               EXHIBIT INDEX ON SEQUENTIALLY NUMBERED PAGE _____

                               TABLE OF CONTENTS



                                                                PART I


Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 4.   Submission of Matters to a Vote of Security-Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


                                                               PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . .  14
Item 6.   Management's Discussion and Analysis or Plan of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 7.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . .  14


                                                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  .  15
Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 11. Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 12. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 13. Exhibits, List and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                     PART I


Item 1.  Business

         Corpus Christi Bancshares, Inc. (the "Company"), a Texas business corporation, was incorporated under the laws of the State of Texas on September 20, 1984, at the direction of the Board of Directors of Citizens State Bank of Corpus Christi (the "Bank") for the purpose of acquiring 100% of the outstanding shares of the Bank and thereby having the Company become a one-bank holding company.

         The Bank commenced regular state banking business in Nueces County, Texas, on August 1, 1949. Prior to that time, the Bank exercised limited banking functions under the name "Citizens Industrial Bank of Corpus Christi" pursuant to a charter which originally established a "Morris Plan Bank" on January 28, 1928.

         On March 1, 1985, pursuant to a plan of reorganization approved by more than two-thirds of the shareholders of the Bank (the "Reorganization"), a wholly owned subsidiary of the Company was merged with and into the Bank, with the Bank continuing business as a wholly owned subsidiary of the Company. Pursuant to the Reorganization, each outstanding share of the Bank's common stock, $5.00 par value, was converted into one share of the Company's Common Stock, $5.00 par value.

         Effective December 28, 1992, the Company transferred the ownership of the Bank to C.S.B.C.C., Inc., a Delaware Corporation formed as a wholly-owned subsidiary of the Company. C.S.B.C.C., Inc. is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The reorganization involved the sale of the common stock of the Bank to C.S.B.C.C., Inc. by the Company in exchange for all the outstanding shares of the common stock of C.S.B.C.C., Inc. The transfer resulted in the creation of a tier-holding company structure whereby the Company owns one hundred percent of C.S.B.C.C., Inc. which in turn owns one hundred percent of the Bank. The Company did not incur any indebtedness in connection with the transfer and the cost involved in connection with the transfer was immaterial. The transfer of the ownership of the Bank to C.S.B.C.C., Inc. did not effect the respective equity positions of the shareholders of the Company.

         The Company is a two-tiered one-bank holding company registered under the BHCA, and functions primarily as the owner of C.S.B.C.C., Inc. which is the holder of all the Bank's Common Stock. On December 31, 1994, the Company's consolidated total stockholders' equity was $13,438,461.

         As a two-tiered one-bank holding company, the Company's principal role is to assist in the management and coordination of the financial resources of the Bank by providing capital and management assistance.

The Bank

         The Bank provides a broad range of retail services, including the maintenance of checking, money market, NOW, savings, and time deposit accounts, certificate of deposits, safe deposit facilities, automatic teller services and the making of real estate mortgage and FHA home-improvement loans.

         The Bank makes secured installment loans for the purchase of automobiles and boats. In addition, the Bank makes secured and unsecured personal loans for a variety of other purposes. The Bank provides qualifying customers with a personal revolving line of credit, participates in the American Express Gold Card Program and offers credit cards to its customers.

         The Bank's indirect lending operation provides loan funding for automobile dealerships offering sales on credit. While the level of competition in this product area has grown, the Company expects this operation to continue to be a viable avenue of future loan production. Loans funded through this operation have grown from a year end total in 1993 of $3.2 million to $26.1 million at December 31, 1994.

         The Bank furnishes traditional depository and lending services to a diversified group of commercial customers principally in South Texas. Most of the Bank's commercial business is done with small to medium-sized companies. Services provided to commercial customers include short and medium-term loans, revolving credit arrangements, inventory and accounts receivable financing, including floor plan financing of automobiles and boats, equipment lease financing and commercial depository and cash management services.

         The Bank's Trust Department offers personal and employee benefit trust services normally associated with trust departments of metropolitan area banks, including estate planning and administration, personal trust fund management, employee benefit plans, individual retirement accounts, and Keogh plans. In addition, the Bank's Trust Department manages a Collective Investment Trust Fund.

         The Bank's Investment Services Department offers its customers access to a full line of brokerage and life insurance products. These products include stocks, corporate bonds, tax-free municipal securities, treasury securities, mutual funds, annuities, individual retirement accounts, life insurance and financial planning services. The expansion to offer non traditional bank products is focused on meeting all of the Bank's customers' financial needs and improving the Bank's position to compete with non-banks.

Competition

         The banking business in Texas is highly competitive. As the sixth largest commercial bank in Corpus Christi, Nueces County, Texas (based on total deposits), the Bank competes primarily with fourteen other state and national banks in Nueces County. Consumer finance companies, credit unions, factors, savings and loan associations, insurance companies and other non-bank entities also compete for various types of loans and deposit services. There is active competition for various types of fiduciary and investment advisory services from other banks and trust companies, insurance companies and others.

         The Bank competes with other financial institutions for new depositors and loan customers through radio, newspaper and television advertising and through individual contacts by bank officers. The participation of the Bank in community activities also aids in its promotion.

Employees

         As of December 31, 1994, the Company, C.S.B.C.C., Inc. and the Bank collectively, had 131 full-time equivalent employees compared to 113 and 99 at December 31, 1993 and 1992, respectively. The Company and its subsidiaries are equal opportunity employers and provide equal employment opportunities to individuals without regard to race, sex, age, national origin, religion, veteran status or physical handicap. No employees are represented by any union or similar collective bargaining group, and management believes that its employee relations are good.

Regulation and Supervision

                                  The Company

         The Company is registered as a bank holding company under the BHCA.
As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). In addition, the Company must file reports with the FRB. The BHCA also imposes certain restrictions on the Company's activities. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any Company (including a bank) without the prior written approval of the FRB. In addition, bank holding companies are, in general, prohibited by the BHCA from engaging in activities that have not been determined by the FRB "to be so closely related to banking or managing or controlling banks as to be a proper incident thereto." The FRB publishes its determinations with respect to permissible nonbanking activities in the form of regulations and orders relating to specific applications.

         Under the BHCA, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or leasing of property or provision of services. The so-called anti-tie-in provisions state generally that a bank may not extend credit, lease or sell property, or furnish any property or services to a customer on the condition that the customer obtain additional credit, property or services from the bank, its bank holding company, or other corporate affiliates or on the condition that the customer not obtain credit, goods or services from a competitor of the bank, its holding company or any affiliate of the bank. Banks that are owned by bank holding companies are subject to limitations on their ability to engage in transactions with or for the benefit of their holding company or other corporate affiliates.

         Under FRB policy, a holding company is expected to act as a "source of financial strength" to its subsidiary bank and to commit such resources as may be necessary to support the financial condition of its subsidiary banks. The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") requires bank regulatory authorities to take "prompt corrective action" in the event a federally insured financial institution does not meet minimum regulatory capital requirements. FDICIA established five categories of capital: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized." If a bank becomes undercapitalized or worse, its activities will be substantially restricted and, in order to avoid being closed by the FDIC, it must submit and have accepted by its principal federal regulator, a capital plan. In order for a capital plan to be acceptable, performance of the capital plan must be guaranteed by the bank's holding company. In this way, FDICIA implements the FRB's policy with respect to holding companies serving as a "source of strength" for their bank's subsidiaries. The Bank meets the requirements for the well capitalized category.

         Federal bank regulatory officials are authorized to impose substantial penalties on financial institutions, their officers, directors, and other "institution affiliated parties" that violate the law, regulations or orders of the federal regulators, or engage in unsafe and unsound practices or, operate the bank in an unsafe and unsound condition, among other reasons. These penalties were substantially strengthened in 1989 when Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). Regulatory officials are authorized to issue cease and desist orders, orders removing officers and directors from financial institutions, orders imposing civil money penalties, and orders requiring restitution for damages caused by misconduct or negligence. In addition, federal regulatory bank officials can refer conduct to the Department of Justice for prosecution in cases of criminal misconduct.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning in June 1997, the Interstate Act authorizes banks to merge with banks in another state as long as neither of the states has adopted legislation "opting out" of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. The Interstate Act also provides that states may permit interstate mergers prior to June 1, 1997 if they so desire. While the Company is unable to predict the precise effects of the Interstate Act, it is likely that the banking industry will become still further concentrated and that competition may intensify.

         The Company is subject to the jurisdiction of the Securities and Exchange Commission (the "SEC") and various state securities commissions for matters relating to the Company's offering and sale of its securities. In addition, the Company is subject to the SEC's rules and regulations concerning periodic reporting to shareholders and the SEC, proxy solicitation, and insider trading.

         Several bills have been introduced in Congress that would, if adopted, significantly alter the federal regulation of banks and their holding companies. The Company is unable to predict whether any will be enacted, or if enacted, what effect they will have on the Company or the Bank.

                                    The Bank

         As a state-chartered bank that is not a member of the Federal Reserve System, the Bank, incorporated under the Texas Banking Code, is an insured bank under the Federal Deposit Insurance Act and is subject to primary regulation and examination by the Department of Banking of the State of Texas and the Federal Deposit Insurance Corporation ("FDIC"). Such regulation relates to reserves against deposits, issuance of capital notes, restrictions on loans to and in investments in subsidiaries, mergers, acquisitions, restrictions on investments, restrictions on businesses in which such banks and their subsidiaries may engage, branching, consumer protection and various other aspects of banking.

                            Bank Dividend Regulation

         Prior to the declaration of any dividend by a state-chartered bank, such bank must transfer to "certified surplus" an amount not less than 10% of its net profits earned since the last dividend was declared, as long as certified surplus is less than the capital of such bank. Additionally, banking regulations restrict the amount of dividends that may be paid by the Bank to the Company without prior approval of the Bank's regulatory agency and subject to minimum capital restrictions.

Currently, the Bank is precluded from paying dividends to the Company which would result in an equity to assets ratio of less than 6% without prior approval of the banking regulators.

Economic Environment

         The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are the open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and their use may affect interest rates charged on loans or paid for deposits.

         FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and Bank cannot be predicted.

Regional Economy

         Throughout 1994, the Corpus Christi Metropolitan Area ("Metropolitan Area") has enjoyed continued growth in vital segments of the local economy. The primary industries of the Metropolitan Area which consist of real estate, tourism, petrochemical and the military exhibited positive trends throughout 1994, while other industries such as medical and education emerged as important parts of a more diversified base.

         The local job market continues a slow growth, with the number of employed area residents totaling 142,400 as of November 1994, which reflects a 1.4% increase over the November 1993 figure of 140,400. The most notable increase was seen in the trade and service industries, as these segments provided 1,600 new jobs during the past twelve months. Another positive trend associated with the local labor force was the unemployment rate, which had decreased to 8.1% as of November 1994 from the 9.1% rate exhibited one year earlier.

         Overall, the real estate industry enjoyed a healthy 1994, marking the third consecutive year of growth for this economic segment. Through the first part of the year, mortgage rates remained favorable in the 6.50%-7.50% range, which not only afforded prospective home-owners the opportunity to purchase, but also gave existing home-owners the chance to refinance. However, during the latter portion of 1994, mortgage rates began to increase, and as a result, activity in the market declined.

         Construction permits (both commercial and residential) through November 1994 totaled $180.1 million, which is a 15.1% increase over 1993 levels of $156.5 million. Furthermore, the 1994 level compares favorably to the 1992, 1991 and 1990 year-end marks of $146 million, $82.5 million, and $67 million, respectively. In 1994, the construction industry benefited from four new hotel projects and two new restaurants on the City's southside, along with the new telecommunication center for First Data Corporation, located off of North Padre Island Drive. Additionally, ground-breaking has recently taken place associated with the construction of two new automobile dealerships on the City's southside.

         Another vital segment of the local economy is the tourism industry, which continues to show positive trends in terms of convention delegates hosted, average hotel/motel occupancy rates, and tax receipts. Through November 1994, the City hosted 45,223 convention delegates, which represents an increase of 80% over the 25,158 convention delegates hosted for the same period last year. Room-night bookings for Corpus Christi area hotels in fiscal year 1994 doubled that of 1993 and represented the largest increase in Texas, according to the Corpus Christi Area Convention & Visitors Bureau. Hotel tax receipts totaled $3.8 million through November 1994, a 5.48% increase over 1993 levels, while the average room and occupancy rates were up .24% and 2.24%, respectively. The Convention & Visitors Bureau continues efforts to recruit conventions and other groups to the Metropolitan Area, attempting to further increase City sales tax receipts, which were up 6.8% in 1994. As previously mentioned, three contiguous hotel projects are currently in construction near the Moore Plaza Shopping Center, while a fourth project is being constructed on South Padre Island Drive towards the Padre Island National Seashore. These projects are estimated to provide an additional 200 hotel rooms for the City.

         The third cornerstone industry of the local economy is the petrochemical industry. The local petrochemical refineries remain a vital part of the local economy through both capital investment and creation of jobs in the service sector of the labor force. During the past two years, the community has benefited from over $7 million of Industrial District
Investments from the six largest local refineries, which include Oxy Petrochemicals, Koch Refining, CITGO Refining, Valero Refining, Southwestern Refining and Coastal Refining & Marketing. Perhaps the most important element of the petrochemical industry is the continued vitality of the Port of Corpus Christi. The Port industries have invested over $4.23 billion in capital expansions since 1984, and has handled over 70 million tons of cargo every year since 1990. Through November 1994, the Port had moved 70.6 million tons of cargo, a 1.76% increase over 1993 levels. While petrochemical goods comprise the overwhelming portion of Port cargo, efforts continue to be made to transform the Port into a variable activity facility, and in 1995 the major thrust of the Port's effort is to strengthen its ability to handle general cargoes on both sides of the ship channel. The Port has budgeted $9.6 million in capital improvements for 1995 as part of its $29.5 million budget.

         Another key part of the local economy is the military industry. In 1993, local military installations not only survived the Congressional base closures, but actually received additional manpower and operations from other national defense installations which were closed. As a result, 1994 was a year of growth for this industry, especially at the Naval Station Ingleside, which received additional minesweeping fleets. Other local military facilities (Corpus Christi NAS and Kingsville NAS) remain in full operation, as does the area's largest civilian employer, the Corpus Christi Army Depot. While all of these installations will again face the possibility of closures in 1995, the local military continues to play a vital economic role for the area.

         As previously mentioned, the medical and education industries are emerging as increasingly important parts of the local economic base. Two new hospitals (Bay Area Medical and Spohn South) have recently been completed and are serving the City's growing southside. These new hospitals compliment the existing hospitals and health care facilities in the local area, and through the attraction of additional physicians and health services, should make the Corpus Christi area the medical "hub" for south Texas and northern Mexico. With regard to education, Texas A&M University at Corpus Christi recently became an accredited four-year university. As part of the Texas A&M University System, the local community should benefit from a larger student base and expanded faculty and resources. Local school districts are also an important part of the local economy. The five City school districts (Corpus Christi ISD, Calallen ISD, Flour Bluff ISD, Tuloso Midway ISD and West Oso ISD) employ close to 4,000 area residents, with the Corpus Christi ISD employing over 3,000 residents, making it the third largest local employer in the area.

         While the local economy has enjoyed sustained and somewhat diversified growth during the past three years, local and area leaders face new challenges in 1995. The continuing emergence of NAFTA, the upcoming Congressional base closure hearings and the effects of the new Republican Congress are anticipated to be key issues facing local officials. The public-policy decisions related to these issues are key to any continued economic growth in the Metropolitan Area for 1995 and beyond.

         The full sweeping effects of NAFTA continue to be explored. Local and area officials remain optimistic that south Texas, and more specifically the Metropolitan Area, will derive substantial benefits from this legislation through an increased manufacturing base, improved trade and greater transportation network. The Port of Corpus Christi will perhaps be the City's biggest asset with regard to NAFTA. With its deep water facilities and close proximity to the Mexican border, coupled with the Foreign Trade Zone status, the Port would be a logical recipient of increased trade and therefore could increase its local reinvestment through a more product-varied facility.

         Perhaps the most crucial issue during 1995 will be the outcome of the local military facilities after the final round of the Congressional military base closure hearings. Local officials are confident that the additional manpower and increased operations as a result of the 1993 hearings will provide a positive result during this upcoming round. Yet, this optimism is somewhat tempered with the uncertainty of the hearings and the possible detrimental effects of any base closures. The four local military installations have a combined workforce of 11,600, and all are top ten area employers. Any reductions in these workforces will have a profound economic effect on the area.

         The first Republican-majority Congress in 44 years was elected in 1994, and the ability of this law-making body to set domestic agenda with the Clinton administration will have a significant impact on all local communities across the nation, including south Texas. While "change" appears to be the key phrase in Washington, one of the most controversial pieces of legislation in 1995 is a holdover from 1994, "healthcare reform." With the increased emphasis on the healthcare community in Corpus Christi, as evidenced by the construction of two new hospitals during the last 15 months, any legislative reform will impact the growing and emerging local medical industry. On the state level, Texas has a new Governor, and the ability of local law-makers and other state officials to effectively promote legislation to benefit south Texas will also have a significant impact on local decision-making.

         Vital segments of the area's economic base continued to exhibit positive trends throughout 1994, yet external factors such as NAFTA, base closure hearings and domestic policy will provide new challenges for local officials. Continued diversification of the local economy through innovative measures is needed to position the area for the late 1990's and beyond. Corpus Christi, and its surrounding area, must capitalize on any benefits from NAFTA, continue to market itself as a tourist designation and emphasize service-related industries (medical, petrochemical, etc.) to ensure continued local reinvestment from the cornerstone industries for the betterment of the local community.

         The continued economic recovery in the regional economy has resulted in continued loan and deposit growth for the Company during 1994 and has also been a factor in reducing the Company's nonperforming assets during 1994. At year-end 1994, net loans totaled $92.1 million, up $15.0 million or 19.5%, compared to $77.1 million the previous year. The Company's deposits increased to $157.7 million at year-end 1994, up $10.9 million or 7.4%, compared to $146.8 million the prior year. The Company's level of nonperforming assets decreased from $2.2 million at year-end 1993 to $1.1 million at year-end 1994. In spite of a modest recovery in the local economy since 1989, the energy and real estate sector remain as items of great concern and will continue to impact the Company's progress in reducing its nonperforming assets. Consequently, the ultimate impact that the economy could have on the Company and its subsidiaries cannot be predicted. See also "Management's Discussion and Analysis or Plan of Operations," Item 6 of this Report.

Certain Statistical Information

         The statistical disclosure for bank holding companies required by Guide 3 of the Industry Guides promulgated by the Securities and Exchange Commission is located on page 1 and on pages 9 through 27 of the Company's 1994 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 2.  Properties

Principal Offices

         The principal offices of the Company and the Bank are located at 2402 Leopard Street, Corpus Christi, Texas. Such principal offices comprise a four-story building which is owned unencumbered by the Bank. The Bank's facilities at 2402 Leopard Street also include a sixteen lane drive-in banking facility and approximately 94,000 square feet of parking lots adjacent to the Bank's main building and drive-in facilities. The drive-in facilities and parking lots are owned unencumbered by the Bank.

Medical Tower Banking Offices

         The Medical Tower Banking Center is located on the first floor of the eight-story Corpus Christi Medical Tower located at 1521 South Staples Street, Corpus Christi, Texas. The facility has approximately 2,033 square feet of office space and is leased by the Bank with an annual rental of $45,924. Such lease expires on October 1, 1996. The Medical Tower Banking center offers the same services as the main bank except for safety deposit box services.

Village Banking Offices

         The Village Banking Center is located in the Village Shopping Center at 3801 South Alameda Street, Corpus Christi, Texas. The facility has approximately 1,665 square feet and is leased by the Bank at an annual rental of $30,000. Such lease expires on November 30, 1997 with a one-time five year renewal option. The leased property is owned by Vestland Partnership. The principals of such partnership are Mr. Gary Roberts, Mr. L.
L. Woodman, Jr., Mr. Giles Giddings and Mr. James King, each of whom owns a twenty-five percent interest in the partnership. Mr. Woodman, Jr. is a Director of the Company and the Bank and beneficially owns 32,602 shares (2.02% of shares outstanding) of the Company's Stock. The terms and conditions of such lease agreement are comparable to other area lease arrangements. The leased property has a fair market rent of $1.38 per square foot with comparable sites renting from $1.40 to $1.55 per square foot. The Village Banking Center offers the same services as the main bank except for safety deposit box services.

The South Banking Offices

         The South Banking Center is located at 6230 South Staples Street, Corpus Christi, Texas. The Bank owns approximately 2 acres of land at this site which was purchased in 1993 for $480,000. The Bank operates a 5,000 square feet facility which opened in November 1994 and offers the same services as the main bank. Such offices comprise a one story building which is owned unencumbered by the Bank.

West Banking Offices

         The West Banking Center is located in the Five Points Shopping Center at 4101 Highway 77, L-1, Corpus Christi, Texas 78410. The facility has approximately 1,560 square feet and is leased by the Bank at an annual rental of $29,076. Such lease is a three year lease which expires on September 30, 1997. The leased property is owned by Jerry J. Moore Investments, P.O. Box 6564, Houston, Texas 77265. The sole principals of such partnership are Jerry
J. Moore and his wife, Jean H. Moore. The Five Points Banking Center offers the same services as the main bank except for safety deposit box services.

Item 3.  Legal Proceedings

         The Company and the Bank are parties to routine litigation and claims arising out of the conduct of their respective businesses, none of which the Company considers material to its financial condition. No similar proceedings are known to be contemplated by any governmental authority.

Item 4.  Submission of Matters to a Vote of Security-Holders

         No matters were submitted to a vote of security-holders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                    PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

                        Summary Common Stock Information


                              1994 Quarter                                       1993 Quarter
                 --------------------------------------             --------------------------------------
                     1st       2nd       3rd       4th                  1st       2nd       3rd       4th
         High      $11.750  $10.250   $10.500   $10.500              $5.000     $5.000    $5.000      $15.250
         Low         9.500    8.750     9.750     9.625               4.750      4.750     4.750        6.000

         The above quotations for the first 3 quarters of 1993 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The above quotations for 1993 have been adjusted to reflect a 300% stock dividend that occurred in October of 1993. Certain additional information concerning the Common Stock of the Company is included on page 9 of the Company's 1994 Annual Report to Shareholders under the heading "Shareholder Information". Such information is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         Certain information concerning Management's Discussion and Analysis of Financial Condition and Results of Operations is located on pages 1 and 2 and on pages 9 through 27 of the Company's 1994 Annual Report to Shareholders.
Such information is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements located on pages 28 through 48 of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         In the two most recent fiscal years preceding the date of the Company's most recent financial statements, the Company has not filed a Form 8-K report under the Securities Exchange Act of 1934, as amended, reporting a change or disagreement with accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Certain information concerning the Directors and Executive Officers of the Company is located on pages 2 through 6 of the Company's Proxy Statement filed with the Commission, under the heading "Information Concerning Nominees and Directors," and is incorporated herein by reference. Certain information concerning Compliance with Section 16(a) of the Exchange Act is located on page 9 of the Company's Proxy Statement filed with the Commission, under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and is incorporated herein by reference.

Item 10.  Executive Compensation

         Certain information concerning Executive Compensation is located on pages 8 and 9 of the Company's Proxy Statement filed with the Commission, under the heading "Executive Compensation," and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Certain information concerning Security Ownership of Certain Beneficial Owners and Management is located on pages 3 through 6, under the heading "Information Concerning Nominees and Directors," and on page 9, under the heading "Principal Shareholders," of the Company's Proxy Statement filed with the Commission and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

         Certain information concerning Certain Relationships and Related Transactions is located on page 9 of the Company's Proxy Statement filed with the Commission, under the heading "Certain Transactions," and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:  See Index to Exhibits, Page 18.

         (b)     Reports on Form 8-K.

                 The Company was not required to file any report on Form 8-K during the three-month period ended December 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Corpus Christi Bancshares, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORPUS CHRISTI BANCSHARES, INC.
                                       (Registrant)
                                       By:


                                       /s/ John T. Wright, III
                                       -------------------------------------
                                       John T. Wright, III,
                                       Chairman of the Board

Date:    March 15, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                      Title                   Date
 /s/ John T. Wright, III            Chairman of the Board         03-15-95
 -----------------------------      and Director
 John T. Wright, III

 /s/ R. Jay Phillips                President and Chief           03-15-95
 -------------------------------    Executive Officer and
 R. Jay Phillips                    Director

 /s/ Eduardo A. Lopez               Secretary                     03-15-95
 ---------------------------
 Eduardo A. Lopez

 /s/ Jimmy M. Knioum                Treasurer                     03-15-95
 ---------------------------
 Jimmy M. Knioum

 /s/ John C. Brooke                 Director                      03-15-95
 ----------------------------
 John C. Brooke


 /s/ Marvin L. Berry                Director                      03-15-95
 ----------------------------
 Marvin L. Berry



 /s/ J.B. Clark                     Director                      03-15-95
 ------------------------------
 J.B. Clark

 /s/ Joe R. DeLeon, Jr.             Director                      03-15-95
 ---------------------------
 Joe R. DeLeon, Jr.

 /s/ Roy M. Grassedonio             Director                      03-15-95
 -------------------------
 Roy M. Grassedonio

 /s/ Stephen R. Karp                Director                      03-15-95
 ---------------------------
 Stephen R. Karp

 /s/ Jack Powers                    Director                      03-15-95
 -----------------------------
 Jack Powers

 /s/ Roscoe M. Smith                Director                      03-15-95
 ---------------------------
 Roscoe M. Smith

 /s/ L.L. Woodman, Jr.              Director                      03-15-95
 ---------------------------
 L.L. Woodman, Jr.

 /s/ John T. Wright, Jr.            Director                      03-15-95
 -----------------------------
 John T. Wright, Jr.

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                              ____________________




                                    EXHIBITS

                                       TO

                                  FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                              ____________________


                  For the Fiscal Year Ended December 31, 1994
                         Commission File Number 0-13668

                              ____________________

                        CORPUS CHRISTI BANCSHARES, INC.

                        CORPUS CHRISTI BANCSHARES, INC.
                               INDEX TO EXHIBITS

                                                                                                                Sequentially
                                                                                                                  Numbered
                                                                                                                    Page
                                                                                                                ------------
             3.1     *Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.a of the Company's Form 10-K for the fiscal year ended
                     December 31, 1990.  Filed with the Securities and Exchange Commission on March 29,
                     1991.)                                                                                     ------------

             3.2     Bylaws of the Company, as amended.                                                         ------------

             4.1     *Form of Certificate for Company's Common Stock, $5.00 par value (incorporated herein by reference to Exhibit 4.a of the Company's Form 10-K for the fiscal year ended December 31, 1993.  Filed with the Securities and Exchange Commission on March
                     24, 1994.)                                                                                 ------------

             10.1    *Lease Agreement dated July 24, 1985, between Medical Plaza Associates and Citizens
                     State Bank of Corpus Christi (incorporated herein by reference to Exhibit 10 of the
                     Company's Form 10-K for the fiscal year ended December 31, 1993.  Filed with the
                     Securities and Exchange Commission on March 24, 1994.)                                     ------------

             10.2    *Lease Agreement dated December 1, 1992 between Vestland Partnership and Citizens
                     State Bank of Corpus Christi (incorporated herein by reference to Exhibit 10 to the
                     Company's Form 10-K for the fiscal year ended December 31, 1992.  Filed with the
                     Securities and Exchange Commission on March 29, 1993.)                                     ------------

             10.3    Lease Agreement dated June 24, 1994, between Jerry J. Moore Investments and Citizens
                     State Bank of Corpus Christi.                                                              ------------

             10.4    *Corpus Christi Bancshares, Inc. Nonqualified Stock Option Plan and Stock Option
                     Agreement under the Corpus Christi Bancshares, Inc. Nonqualified Stock Option Plan
                     (incorporated herein by reference to Exhibit 10 to the Company's Form 10-K for the fiscal year ended December 31, 1994.  Filed with the Securities and Exchange
                     Commission on March 24, 1994.)                                                             ------------

             13.     Company's 1994 Annual Report to Shareholders                                               ------------

             21.     Subsidiaries of the Company                                                                ------------

             27.     Financial Data Schedule                                                                    ------------


      * Previously filed. Deemed filed only with respect to those portions thereof expressly incorporated herein by reference.