Form 10QSB
period 1995-03-31
CORPUS CHRISTI BANCSHARES INC
filed 1995-05-12
CIK 757012

                                  FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

[    ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ________________

                         Commission File No.  0-13668

                        CORPUS CHRISTI BANCSHARES, INC.
                        -------------------------------
            (Exact name of Registrant as specified in its charter.)

                Texas                                74-2351663
- --------------------------------------------------------------------------------
   (State or other jurisdiction of        (IRS Employer Identification No.)
    Incorporation or Organization)

         2402 Leopard Street, Corpus Christi, Texas      78408
- --------------------------------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)

                                (512) 887-3000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ X ]    No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at May 11, 1995
- --------------------------------------------------------------------------------
    Common Stock, $5.00 Par Value                 1,600,000

          Transitional Small Business Disclosure Format (check one):
                            Yes [     ]  No [  X  ]

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES



                     INDEX                                                                        PAGE
                                                                                                 NUMBER
Part I. Financial Information

        Item 1. Financial Statements
          Consolidated Balance Sheets - March 31, 1995 and
             December 31, 1994                                                                     3

          Consolidated Statements of Income -
             Three months ended March 31, 1995 and 1994                                            5

          Consolidated Statements of Changes in Stockholder's
             Equity - Three months ended March 31, 1995 and March 31,1994                          6


          Consolidated Statements of Cash Flows -
             Three months ended March 31, 1995 and March 31, 1994                                  7

          Notes to Consolidated Financial Statements                                               8


        Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                  12


Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K                                                  18

          Signatures                                                                              18

                         PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
               CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,                December 31,
                                                                                  1995                      1994
 ASSETS:                                                                      (Unaudited)                (Audited)
                                                                      -------------------------------------------------
 Cash and due from banks                                              $          12,663,755     $            15,138,696
 Interest bearing deposits with Federal Home Loan Bank                               58,762                      22,321
 Federal funds sold                                                              10,325,000                   5,900,000

 Securities available for sale: (Note 3)

   U.S. Treasury securities                                                      35,104,687                  39,712,210
   Mortgage pass-through and related securities                                   3,822,723                   3,886,140
   Other securities                                                                 551,400                     504,100
                                                                      -------------------------------------------------
       Total securities available for sale                                       39,478,810                  44,102,450


 Securities held to maturity: (Note 4)
    U.S. Government agencies                                                      3,004,633                   3,005,108
    Obligations of states and political subdivisions                              3,762,336                   3,762,935
                                                                      -------------------------------------------------
       Total securities held to maturity                                          6,766,969                   6,768,043


 Loans (Notes 5 and 6)                                                          101,760,704                  97,625,038
   Less: Unearned discount                                                       (4,054,286)                 (3,538,959)
   Less: Allowance for loan losses                                               (1,887,078)                 (1,990,638)
                                                                      -------------------------------------------------
      Net loans                                                                  95,819,340                  92,095,441


 Bank premises and equipment, net                                                 4,826,149                   4,852,202
 Accrued interest receivable                                                      1,283,154                   1,483,449
 Other real estate                                                                  663,411                     764,756
 Other assets                                                                       893,485                     402,298
                                                                      -------------------------------------------------
           Total assets                                               $         172,778,835     $           171,529,656
                                                                      =================================================

 See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                                               March 31,                December 31,
                                                                                  1995                      1994
 LIABILITIES AND STOCKHOLDERS' EQUITY:                                        (Unaudited)                (Audited)
                                                                      -------------------------------------------------
 Deposits:
    Demand                                                            $          43,177,788     $            43,932,959
    Interest bearing transaction accounts                                        57,499,690                  58,169,426
    Savings                                                                      15,080,211                  15,294,615
    Certificates of deposit (Note 7)                                             41,442,395                  40,261,543
                                                                      -------------------------------------------------
           Total deposits                                                       157,200,084                 157,658,543

 Securities sold under agreements to repurchase                                     403,000                        ----
 Accrued interest payable                                                           218,254                     202,820
 Dividends payable                                                                  100,000                     100,000

 Other liabilities                                                                  540,790                     129,832
                                                                      -------------------------------------------------
           Total liabilities                                                    158,462,128                 158,091,195
                                                                      -------------------------------------------------

 STOCKHOLDERS' EQUITY:

    Common stock, $5.00 par value;
      2,000,000 shares authorized; 1,600,000
      shares issued and outstanding                                               8,000,000                   8,000,000
    Retained earnings                                                             6,817,308                   6,497,204
    Unrealized losses on securities available for sale                             (500,601)                 (1,058,743)
                                                                      -------------------------------------------------
           Total stockholders' equity                                            14,316,707                  13,438,461
                                                                      -------------------------------------------------
           Total liabilities and stockholders' equity                 $         172,778,835     $           171,529,656
                                                                      =================================================


 See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                 Three months ended March 31,
 Interest income:                                                              1995                       1994
                                                                      -------------------------------------------------
    Interest on loans                                                 $           2,036,999     $             1,459,044
    Interest on deposits with Federal Home Loan Bank                                    821                         170
    Interest on federal funds sold                                                  119,282                     104,470
    Interest and dividends on securities available for sale:
      U.S. Treasury securities                                                      481,377                     440,704
      Mortgage pass-through and related securities                                   57,736                     162,244
      Other securities                                                                7,914                       1,705
    Interest on securities held to maturity:
      U.S. Government agencies                                                       74,901                     101,501
      State and Political subdivisions                                               80,537                      84,097
                                                                      -------------------------------------------------
            Total interest income                                                 2,859,567                   2,353,935
                                                                      -------------------------------------------------
 Interest expense:
     Interest on deposits:
        Interest bearing transaction accounts                                       466,420                     279,615
        Savings                                                                     125,151                      90,794
        Certificates of deposit                                                     451,644                     353,295
        Securities sold with agreements to repurchase                                    39                        ----
                                                                      -------------------------------------------------
           Total interest expense                                                 1,043,254                     723,704
                                                                      -------------------------------------------------
           Net interest income                                                    1,816,313                   1,630,231
 Provision for loan losses                                                         (200,000)                       ----
                                                                      -------------------------------------------------
           Net interest income after provision for loan losses                    2,016,313                   1,630,231
                                                                      -------------------------------------------------
 Other income:
     Trust department income                                                        310,583                     256,428
     Service charges                                                                242,705                     221,233
     Credit card fees                                                                40,675                      28,253
     Net gains on sale of securities available for sale                                ----                     165,081
     Other income                                                                   132,808                      95,602
                                                                      -------------------------------------------------
           Total other income                                                       726,771                     766,597
                                                                      -------------------------------------------------

 Other expenses:
     Salaries and employee benefits                                                 974,005                     849,676
     Occupancy expense                                                              243,199                     195,314
     Furniture and equipment                                                        178,444                     158,501
     Net cost to operate other real estate                                           14,444                      80,907
     Legal and professional fees                                                    170,758                     138,890
     Insurance expenses                                                             102,430                      94,144
     Advertising expenses                                                            47,307                      66,724
     Other operating expenses                                                       370,940                     303,933
                                                                      -------------------------------------------------
          Total other expenses                                                    2,101,527                   1,888,089
                                                                      -------------------------------------------------
          Income before income taxes                                                641,557                     508,739
 Applicable income taxes                                                            221,453                     152,000
                                                                      -------------------------------------------------
          Net income                                                  $             420,104     $               356,739
                                                                      =================================================
 Weighted average of common stock and common
   stock equivalents outstanding                                                  1,679,436                   1,681,492
                                                                      =================================================
 Net income per common share                                          $                 .25     $                   .21
                                                                      =================================================


 See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                 Net
                                                                                              Unrealized
                                                                                               (Losses)
                                                                                               Gains on
                                                                                              Securities
                                        Common                              Retained         Available for
                                         Stock            Surplus           Earnings             Sale               Total
                                      ------------------------------------------------------------------------------------------
 Balance at January 1, 1994            $    8,000,000     $         ----    $     5,081,029    $          ----    $   13,081,029

 Effect of adoption of Statement
    115 as of January 1, 1994                    ----               ----               ----            475,849           475,849

 Net income for three months
   ended March 31, 1994                          ----               ----            356,739               ----           356,739

 Cash dividends, declared,
    $.0625 per share                             ----               ----           (100,000)              ----          (100,000)

 Net change in unrealized losses
   on securities available for sale
   for the three months ended
   March 31, 1994                                ----               ----               ----           (454,816)         (454,816)
                                      ------------------------------------------------------------------------------------------
 Balance at March 31, 1994             $    8,000,000     $         ----    $     5,337,768    $        21,033    $   13,358,801
                                      ==========================================================================================

 Balance at January 1, 1995            $    8,000,000     $         ----    $     6,497,204    $    (1,058,743)   $   13,438,461

 Net income for three months
   ended March 31, 1995                          ----               ----            420,104               ----           420,104

 Cash dividends, declared,
    $.0625 per share                             ----               ----           (100,000)              ----          (100,000)

 Net change in unrealized losses
   on securities available for sale
   for the three months ended
   March 31, 1995                                ----               ----               ----            558,142           558,142
                                      ------------------------------------------------------------------------------------------
 Balance at March 31, 1995             $    8,000,000     $         ----    $     6,817,308    $      (500,601)   $   14,316,707
                                      ==========================================================================================

 See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three months ended March 31,
 Cash flows from operating activities:                                         1995                      1994
                                                                      ------------------------------------------------
 Net income                                                           $             420,104    $               356,739
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                                    159,454                    127,144
    Provision for loan losses                                                      (200,000)                      ----
    Deferred Federal income tax expense                                              82,519                       ----
    Loss on sale of property and equipment                                             ----                       ----
    Gain on sale of securities available for sale                                      ----                   (165,081)
    Gain on sale of other real estate                                               (18,344)                      ----
    Net amortization of investment securities available for sale
      and securities held to maturity                                               122,192                    102,324
    Valuation provisions for other real estate                                       30,000                     72,832
    Decrease in accrued interest receivable                                         200,295                    258,727
    Increase in other assets                                                       (491,187)                    (6,284)
    Increase in accrued interest payable                                             15,434                      8,883
    Increase in other liabilities                                                   410,958                    211,369
                                                                      ------------------------------------------------
         Net cash provided by operating activities                                  731,425                    966,653
                                                                      ------------------------------------------------
 Cash flows from investing activities:
    Net decrease(increase) in federal funds sold                                 (4,425,000)                 8,593,000
    Proceeds from sales of securities available for sale                               ----                  3,392,102
    Proceeds from maturities of securities available for sale                     6,916,895                  3,204,412
    Proceeds from maturities of securities held to maturity                            ----                  1,976,602
    Purchase of securities available for sale                                    (1,938,750)               (12,906,544)
    Purchase of securities held to maturity                                            ----                       ----
    Net increase in loans                                                        (3,679,326)                  (247,358)
    Recoveries of charged-off loans                                                 155,427                    168,176
    Purchase of bank premises and equipment                                        (133,401)                  (291,827)
    Proceeds from sale of bank premises and equipment                                  ----                       ----
    Proceeds from sale of other real estate                                          89,689                     21,329
                                                                      ------------------------------------------------
         Net cash provided (used) by investing activities                        (3,014,466)                 3,909,892
                                                                      ------------------------------------------------
 Cash flows from financing activities:
    Net decrease in demand, interest bearing transaction
      and savings accounts                                                       (1,639,311)                (2,124,442)
    Net increase in securities sold with agreements to
       repurchase                                                                   403,000                       ----
    Net increase (decrease)  in certificates of deposit                           1,180,852                    (76,944)
    Dividends paid                                                                 (100,000)                  (100,000)
                                                                      ------------------------------------------------
        Net cash used by financing activities                                      (155,459)                (2,301,386)
                                                                      ------------------------------------------------
        Net increase(decrease) in cash and cash equivalents                      (2,438,500)                 2,575,159
        Cash and cash equivalents at beginning of year                           15,161,017                  8,748,318
                                                                      ------------------------------------------------
        Cash and cash equivalents at end of quarter                   $          12,722,517    $            11,323,477
                                                                      ================================================
 Supplementary Information:
    Interest paid                                                     $           1,027,820    $               714,804
                                                                      ================================================
    Income taxes paid                                                 $                ----    $                 1,600
                                                                      ================================================

 See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The Consolidated Financial Statements herein have been prepared by Corpus Christi Bancshares, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary for the fair presentation of the results of the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest Annual Report on Form 10-KSB.

2.  Principles of Consolidation

    The consolidated financial statements for the Company include the accounts of Corpus Christi Bancshares, Inc. and its wholly owned subsidiaries, C.S.B.C.C., Inc. and Citizens State Bank ("Bank"), consolidated in accordance with generally accepted accounting principles. All major items of income and expense are recorded on the accrual basis of accounting, and all significant intercompany accounts and transactions have been eliminated. In the opinion of management, the consolidated financial statements present fairly the results of the periods presented. These statements have not been examined by independent public accountants and are subject to year-end audit and adjustments.

    Statements of Cash Flows

    For purposes of the consolidated statements of cash flows, the Company considers cash, due from bank accounts and interest bearing deposits with the Federal Home Loan Bank to be cash equivalent accounts.

    Net Income Per Common Share

    Primary net income per share is computed on the weighted average number of shares of common stock outstanding, including common stock assumed outstanding to reflect the potential dilutive effect of common stock options. Fully diluted net income per share is computed on the weighted average number of shares of common stock outstanding, including the common stock assumed outstanding to reflect the maximum dilutive effect of common stock options. Fully diluted net income per share is not applicable for the periods presented because the effect is not dilutive.

3.  Securities Available for Sale

    Management determines the appropriate classification of securities at the time of purchase. Securities to be held for sale for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as securities available for sale and are carried at market value.

    The securities available for sale portfolio provides the Company with an additional measure of liquidity and added flexibility in managing the Company's asset liability strategy and such securities may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant risk changes.

    Included in securities classified as securities available for sale are mortgage pass-through and related securities which represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage pass-through and related securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Other securities include investments in the Federal Home Loan Bank of $521,400 and Texas Independent Bank of $30,000 at March 31, 1995. Premiums and discounts are amortized using the straight-line method over the remaining period to contractual maturity. The net unrealized gains or losses on securities available for sale are recorded as a separate component of stockholders' equity.

    The amortized cost and market value of securities available for sale at March 31, 1995 and December 31, 1994 were as follows:

                                                                                March 31, 1995
                                                    ---------------------------------------------------------------------
                                                                           Gross              Gross
                                                       Amortized        Unrealized         Unrealized           Market
                                                         Cost              Gains             Losses             Value
                                                    ---------------------------------------------------------------------
                 U.S. Treasury securities           $   35,527,842    $        57,269   $       (480,424)  $   35,104,687
                 Mortgage pass-through and
                   related securities                    3,913,413             18,378           (109,068)       3,822,723
                 Other securities                          551,400               ----               ----          551,400
                                                    ---------------------------------------------------------------------
                                                    $   39,992,655    $        75,647   $       (589,492)  $   39,478,810
                                                    =====================================================================


                                                                               December 31, 1994
                                                    ---------------------------------------------------------------------
                                                                           Gross              Gross
                                                       Amortized        Unrealized         Unrealized           Market
                                                         Cost              Gains             Losses             Value
                                                    ---------------------------------------------------------------------
                 U.S. Treasury securities           $   40,708,000    $         2,477   $       (998,267)  $   39,712,210
                 Mortgage pass-through and
                   related securities                    4,044,077              7,612           (165,549)       3,886,140
                 Other securities                          504,100               ----               ----          504,100
                                                    ---------------------------------------------------------------------
                                                    $   45,256,177    $        10,089   $     (1,163,816)  $   44,102,450
                                                    =====================================================================

    Securities available for sale with market values of $4,559,141 and $2,519,374 at March 31, 1995 and December 31, 1994, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

4.  Securities Held to Maturity

    Securities held to maturity are stated at cost adjusted for amortization of premium and accretion of discounts which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. Securities held to maturity are acquired for long term investing purposes. Management is of the opinion that the Company has the intention and ability to hold securities classified as securities held to maturity until maturity.

    The amortized cost and approximate market value of securities held to maturity at March 31, 1995 and December 31, 1994 are as follows:

                                                                                March 31, 1995
                                                       --------------------------------------------------------------------
                                                                            Gross             Gross
                                                        Amortized        Unrealized        Unrealized          Market
                                                          Cost             Gains             Losses            Value
                                                       --------------------------------------------------------------------
                 U.S. Government agencies              $    3,004,633   $        76,929   $          ----   $     3,081,562
                 Obligations of states and political
                   subdivisions                             3,762,336            84,940            (6,980)        3,840,296
                                                       --------------------------------------------------------------------
                                                       $    6,766,969   $       161,869   $        (6,980)  $     6,921,858
                                                       ====================================================================



                                                                               December 31, 1994
                                                       --------------------------------------------------------------------
                                                                            Gross             Gross
                                                        Amortized        Unrealized        Unrealized          Market
                                                          Cost             Gains             Losses            Value
                                                       --------------------------------------------------------------------
                 U.S. Government agencies              $   3,005,108    $       72,705   $           ___    $    3,077,813
                 Obligations of states and political
                   subdivisions                            3,762,935            49,974           (34,604)        3,778,305
                                                       --------------------------------------------------------------------
                                                       $   6,768,043    $      122,679   $       (34,604)   $    6,856,118
                                                       ====================================================================

Securities held to maturity with amortized costs of $575,463 and $575,511 at March 31, 1995 and December 31, 1994, respectively, were pledged to secure public and trust-fund deposits and for other purposes required or permitted by law.

5.  Loans

    Major classifications of loans  are as follows:

                                                         March 31,           December 31,
                                                            1995                 1994
                                                     ---------------------------------------
                       Commercial and Industrial     $      26,927,788    $       26,819,212

                       Energy                                1,849,902             2,017,322
                       Installment                          32,251,044            28,766,338
                       Real estate-construction                881,987             1,228,717
                       Real estate-mortgage                 39,175,623            38,183,212
                       Agricultural                            641,096               585,414
                       Other                                    33,264                24,823
                                                     ---------------------------------------
                                                           101,760,704            97,625,038
                       Unearned discount                    (4,054,286)           (3,538,959)
                                                     ---------------------------------------
                                                            97,706,418            94,086,079
                       Allowance for loan losses            (1,887,078)           (1,990,638)
                                                     ---------------------------------------
                                                     $      95,819,340    $       92,095,441
                                                     =======================================

6.  Allowance for Loan Losses

    Transactions in the allowance for loan losses for the periods ending March 31, 1995, and the year ended December 31, 1994 are summarized as follows:

                                                                          March 31,           December 31,
                                                                            1995                  1994
                                                                    ----------------------------------------
                       Balance at beginning of period               $         1,990,638   $        1,794,380
                       Loans charged-off                                        (58,987)            (455,179)
                       Recoveries on loans                                      155,427              951,437
                                                                    ----------------------------------------
                       Net loans recovered                                       96,440              496,258
                       Provisions charged to operating expenses                (200,000)            (300,000)
                                                                    ----------------------------------------
                       Balance at end of period                     $         1,887,078   $        1,990,638
                                                                    ========================================

7.  Certificates of Deposit

    Included in certificates of deposits are certificates of deposits in excess of $100,000 aggregating $10,988,775 and $10,502,219 at March 31, 1995 and
    December 31, 1994, respectively. Interest expense on certificates of deposits in denominations of $100,000 or more amounted to $121,832 and $87,198 for the months ended March 31, 1995 and March 31, 1994, respectively.

8.  Nonqualified Stock Option Plan

    On October 20, 1993, the Board of Directors authorized 160,000 shares of Company common stock for issuance under a nonqualified stock option plan for directors and key officers who the Board of Directors believe have a significant impact on the profitability of the Company. The options were granted in 1993 at an option price of $5 per common share, the estimated market value per common share on the date of the grant. At March 31, 1995, options for all 160,000 shares were outstanding, all of which are exercisable, as no options were exercised through March 31, 1995. Expiration dates are ten (10) years from the date of the grant.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the major changes affecting the operations and condition of the Company for the three months ended March 31, 1995 as compared to the same quarter of 1994.

Overall Performance:

The Company's net earnings before taxes at March 31, 1995 was $641,557, up $132,818, compared to $508,739 for the same quarter in 1994. Net income for the quarter ended March 31, 1995 was $420,104, up $63,365, compared to $356,739 for the same quarter of 1994. The increase in after tax earnings for the first quarter of 1995 compared to the same period last year was attributable in large part to the increase in net interest income totaling $186,082 and to a $200,000 "negative" provision for loan losses made during the first quarter of 1995. Earnings per share for the first quarter ended March 31, 1995 was $.25 per share compared to $.21 per share for the same quarter of 1994.

Provision for Loan Losses

A factor in the Company's operating results during the first quarter of 1995 was the provision for loan losses. The Company made a $200,000 "negative" provision for loan losses as a result of continued improvement in credit quality and recoveries on prior loans charged-off. The Company had no provisions for loan losses in the first quarter of 1994. During the quarter ended March 31, 1995, the Company had net recoveries totaling $96,440 compared to net recoveries totaling $80,578 for the same quarter in 1994.

The allowance for loan losses is established through charges to operations in the form of provisions for loan losses. Loan losses (or recoveries) are charged (or credited) directly to the allowance for loan losses. The provision for loan losses is determined by management, based upon considerations of several factors including: (1) a continuing review by management of the portfolio with particular emphasis on problem loans; (2) regular examination of the loan portfolio; (3) loss experience on various types of loans in relation to outstanding loans; and (4) an ongoing assessment of current and anticipated economic conditions in the market place served by the subsidiary bank.

The Company's Credit Review Committee ("CRC"), independent consultants, and Federal and State regulators, conduct periodic examinations of the Company's subsidiary bank to make evaluations of the subsidiary bank's loan portfolio. In addition, appropriate regulatory authorities, and independent consultants make evaluations of the effectiveness of the Company's loan review and administrative functions and make periodic reports to the Company's Board of Directors.

As the CRC examines the loan portfolio, loans are assigned a risk grading which is used to determine the reserve requirements for each loan. In addition to these specific allocations of reserves, an appropriate amount is set aside to recognize the likelihood that there are unidentified additional risks in the portfolio.

While there is no precise method of predicting loan losses, it is the judgment of the Company's management that the allowance for loan losses at March 31, 1995, was adequate to absorb possible losses from the loans in the portfolio at that date.

Nonperforming assets and past-due accounts are as follows:

                                                                       March 31,                December 31,
                                                                         1995                       1994
                                                               --------------------------------------------------
                    Nonperforming assets:
                       Nonaccrual loans                        $               220,156    $               312,657
                       Other real estate                                       663,411                    764,756
                                                               --------------------------------------------------
                                                               $               883,567    $             1,077,413
                                                               ==================================================
                    Accruing loans past due 90 days or more    $                  ----    $                  ----
                                                               ==================================================

Generally, the accrual of income is discontinued when the full collection of principal and interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is well secured and in the process of collection. Loans are not restored to full earnings status until the borrower's ability to make payments of principal and interest at original or prevailing market terms has been demonstrated through substantial performance on the loan over an extended period of time. At March 31, 1995, nonaccrual loans totaled $220,156 compared to $312,657 and $653,611 at December 31, 1994 and March 31, 1994, respectively.

Further information regarding the balance of nonaccrual loans at March 31, 1995, and related interest payment information, is as follows:

                                                                           Book                     Contractual
                                                                          Balance                     Balance
                                                                ----------------------------------------------------
                    Nonaccrual loans at December 31, 1994       $                 312,657   $                624,678
                       Additions                                                     ----                       ----
                       Reductions-principal payments                              (81,360)                   (81,360)
                       Reductions-interest payments                               (11,141)                      ----
                       Charge-offs                                                   ----                       ----
                       Transferred to other real estate                              ----                       ----
                                                                ----------------------------------------------------
                    Nonaccrual loans at March 31, 1995          $                 220,156   $                543,318
                                                                ====================================================

The Company considers a nonaccrual loan to have substantial performance if eighty (80%) percent of principal payment and interest is collected.

                                                                                     Cash interest payments in 1995
                                                                                              applied as:
                                                                         ----------------------------------------------------
                                   Book Balance          Contractual
                                          at             Balance at                           Recoveries of
                                       March 31,          March 31,          Interest         Prior Partial     Reduction of
                                          1995              1995              Income           Charge-offs        Principal
                                   ------------------------------------------------------------------------------------------
 Contractually current, however,
   payment in full or principal
     or interest in doubt          $       220,156     $      543,318    $           ----    $         ----    $       11,141
                                   ==========================================================================================

Total nonperforming assets declined to $884 thousand at March 31, 1995, down $216 thousand, compared to $1.1 million at December 31, 1994, a trend that has continued since year-end 1988. Nonperforming assets at March 31, 1994 totaled $1.9 million. The reduction in the level of nonperforming assets has been the results of management's efforts to reduce the levels of nonperforming assets and classified assets by reducing the risk associated with the lending process. The credit process, from loan approval and origination through ongoing loan reviews, has been strengthen through improved policy statements thus assuring better credit underwriting.

As part of the CRC process, loans are graded according to risk. Loans having a greater degree of risk, but not necessarily a greater potential for loss, are placed on a watchlist. Such loans are performing and are either considered to be collateralized or higher reserves are allocated for unsecured exposures. The total amount of such loans at March 31, 1995 and December 31, 1994 not classified as nonaccrual, restructured, or past due 90 days and still accruing in the above table totaled $4.5 million and $4.2 million, respectively. Such loans totaled $4.1 million at March 31, 1994.

In addition, a substantial amount of the Company's nonperforming assets are attributable to other real estate located in the Corpus Christi, Texas area. Other real estate at March 31, 1995 was $663,411, compared to $764,756 and $1,263,819 at December 31, 1994 and March 31, 1994, respectively. Other real estate has been adjusted to estimated fair value less estimated selling costs, if lower than cost, and includes some income producing property.

With respect to other real estate, management of the Company believes it has made appropriate valuations, using independent appraisers, of these properties based on strict appraisal guidelines. The carrying value of other real estate is reviewed at least annually and the valuation allowance is revised through subsequent valuation provisions charged to other operating expenses. During the quarter ended March 31, 1995, the Company made valuation provisions for other real estate totaling $30,000 compared to $72,832 for the same quarter of 1994. In the opinion of management, this appraisal process results in values which represent current market conditions at March 31, 1995 and 1994.

Net Interest Income

Net interest income (the difference between interest income and interest expense) at March 31, 1995 was $1,816,313, up $186,082, compared to $1,630,231 for the same quarter of 1994. The increase was largely attributable to the increase in the volume of earning assets and higher interest rates paid on loans.

Earning assets at March 31, 1995 was $154.1 million, up $9.8 million, compared to $144.3 million at March 31, 1994. The yield on earning assets at March 31, 1995 was 7.8% compared to 6.7% for the same period last year. Interest-bearing liabilities at March 31, 1995 were $114.4 million, up $8.3 million, compared to $106.1 million at March 31, 1994. Yields on interest-bearing liabilities were 4.3% at March 31, 1995 compared to 2.8% at March 31, 1994.

Net interest income as a percentage of average earning assets ("net interest margin") was 4.9% at March 31, 1995 compared to 4.7% at March 31, 1994. The net interest margin averaged 4.7% during 1994.

Noninterest Income

Noninterest income was $726,771 for the quarter ended March 31, 1995, down $39,826 or 5.2%, compared to $766,597 for the same quarter of 1994. Trust department income for the quarter ended March 31, 1995 was $310,583, up $54,155, compared to $256,428 for the same period in 1994. The increase was largely attributable to non recurring estate and stock transfer fees collected during the first quarter of 1995 totaling approximately $50,000. Service charges were $242,705 for the quarter ended March 31, 1995, up $21,472, compared to $221,233 for the same period in 1994. The increase was largely attributable to a increase in nonsufficient fund charges totaling $28,438. Credit card fees were $40,675 for the quarter ended March 31, 1995, up $12,422, compared to $28,253. The increase was the result of increased fees charged on Visa/Mastercard merchant services accounts during 1994. The Company had no net gains on sale of securities available for sale during the first quarter of 1995 compared to $165,081 during the first quarter of 1994. The net gain on sales of securities available for sale during the first quarter of 1994 was attributable to a restructuring of the securities available for sale portfolio to capitalize on reinvestment in other securities without a substantial reduction in interest rates or increased investment risk exposure. Other income totaled $132,808 for the quarter ended March 31, 1995, up $37,206, compared to $95,602 for the same period in 1994. The increase in other income for the first quarter of 1995 was largely attributable to fees generated from investment services totaling approximately $39,315.

The following table details the changes in noninterest income for the first quarter of 1995 as compared with the first quarter of 1994.

                                                                                                      Change for
                                                                                                       Quarter
                                                           March 31,           March 31,           Ended March 31,
                                                               1995               1994               Amount        Percentage
                                                     -------------------------------------------------------------------------
 Trust department income                              $        310,583    $        256,428    $         54,155           21.1%
 Service charges                                               242,705             221,233              21,472            9.7%
 Credit card fees                                               40,675              28,253              12,422           44.0%
 Net gains on sale of securities available for sale               ----             165,081            (165,081)        (100.0)%

 Other income                                                  132,808              95,602              37,206           38.9%
                                                     -------------------------------------------------------------------------
      Total noninterest income                        $        726,771    $        766,597    $        (39,826)          (5.2)%
                                                     ========================================================================

Noninterest expenses

The Company's noninterest expenses were $2,101,527, for the quarter ended March 31, 1995, up $213,438, compared to $1,888,089 for the same period of 1994.
Salaries and employee benefits for the quarter ended March 31, 1995 were $974,005, up $124,329, compared to $849,675 for the same quarter of 1994. The increase in salaries and employee benefits was primarily attributable to the increase in staff to operate the new South Banking Facility opened in early 1994; the West Banking Center opened in late 1994; remodeling of the Village Banking Center which added a motor bank facility; and staffing requirements required to offer Saturday Banking. Occupancy expenses were $243,199 for the quarter ended March 31, 1995, up $47,885, compared to $195,314 for the same quarter in 1994. Furniture and equipment expenses totaled $178,444 for the quarter ended March 31, 1995, up $19,943, compared to $158,501 for the same quarter in 1994. The increase in occupancy expenses and furniture and equipment expenses for the first quarter of 1995 compared to the same quarter in 1994 was largely attributable to the opening of the South and West Banking facilities and to the additions of motor bank lanes at the Village Banking Center. Net cost to operate other real estate was $14,444 for the quarter ended March 31, 1995, down $66,463, compared to $80,907 for the same quarter of 1994. The decrease in net cost to operate other real estate was primarily attributable to the decrease in valuation provisions totaling $42,832 in

1995. Legal and professional fees were $170,758 for the quarter ended March 31, 1995, up $31,868, compared to $138,890 for the same period in 1994. The increase was largely attributable to increases in legal fees related to the Company totaling $20,135 and to increased consulting fees related to proxy solicitation services provided to the Company totaling $22,612. Insurance expenses for the quarter ended March 31, 1995 were $102,430, up $8,286, compared to $94,144 for the same period in 1994. Advertising expenses totaled $47,307 at March 31, 1995, down $19,417, compared to $66,724 for the same quarter in 1994. Other operating expenses totaled $370,940 for the quarter ended March 31, 1995, up $67,007, compared to $303,933 for the same period last year. The increase in other operating expenses was largely attributable to increased expenses related to postage and freight charges totaling $15,488, operating losses on checking accounts totaling approximately $13,008 and automated interchange fees totaling $11,014.

The following table details the changes in noninterest expenses for the first quarter of 1995 as compared to the first quarter of 1994.

                                                                                                      Change for
                                                                                                       Quarter
                                                           March 31,           March 31,           Ended March 31,
                                                           1995                 1994               Amount       Percentage
                                                  -------------------------------------------------------------------------
 Salaries and employee benefits                   $         974,005    $        849,676    $        124,329           14.6%
 Occupancy expenses                                         243,199             195,314              47,885           24.5%
 Furniture and equipment expenses                           178,444             158,501              19,943           12.6%
 Net cost to operate other real estate                       14,444              80,907             (66,463)         (82.1)%
 Legal and professional fees                                170,758             138,890              31,868           22.9%
 Insurance expenses                                         102,430              94,144               8,286            8.8%
 Advertising expenses                                        47,307              66,724             (19,417)         (29.1)%
 Other operating expenses                                   370,940             303,933              67,007           22.0%
                                                  -------------------------------------------------------------------------
     Total noninterest expenses                   $       2,101,527    $      1,888,089    $        213,438           11.3%
                                                  =========================================================================


Liquidity

Generally, the Company's largest source of funds is provided through deposits. Total deposits at March 31, 1995 were $157.2 million, down $500 thousand, compared to $157.7 million at December 31, 1994. Total deposits at March 31, 1994 were $144.6 million. In addition, at March 31, 1995 and at December 31, 1994, the Company had approximately $10.3 million and $5.9 million, respectively, in federal funds sold that could be readily converted to cash. Another source of liquidity, if the need arises, could come from the liquidation of securities available for sale totaling $39.5 million at March 31, 1995.

Funds are also generated through loan payoffs. Currently, management believes that it has an adequate level of liquidity to meet its financial obligations that will arise during the normal course of business in the coming year.

One principal ratio measurement used by regulatory authorities to measure liquidity is the ratio of net loans to total deposits. At March 31, 1995, the Company's ratio of net loans to total deposits was 60.9%, compared to 58.4% at December 31, 1994. The Company's ratio of net loans to total deposits at March 31, 1994 was 53.4%. At March 31, 1995, the Company's net loans to total deposits ratio of 60.9% compared favorably to peer banking institutions in Texas with similar asset sizes which had net loans to total deposit ratios ranging from a low of 37%, median of 49% and a high of 63% at December 31, 1994. The Company's long-term strategy projects loan growth to 65% to 70% of total deposits.

Capital Resources

The Company and the Bank are required by federal regulations to meet certain minimum regulatory guidelines utilizing a risk-based capital framework that became effective on December 31, 1992. The Company and the Bank must have a minimum ratio of Tier 1 capital to total risk-adjusted assets of not less than 4%, a ratio of combined Tier 1 and Tier 2 capital to total risk-adjusted assets of not less than 8% and a leverage ratio of not less than 4%. For the purposes of these ratios, stockholders' equity does not include unrealized gains or losses on securities available for sale in accordance with regulatory guidelines. At March 31, 1995, the Company and the Bank each had a Tier 1 capital ratio of 14.2%, combined Tier 1 and Tier 2 capital ratio of 15.5% and leverage ratio of 8.6%. At December 31, 1994, the Company and the Bank each had a Tier 1 capital ratio of 14.6%, combined Tier 1 and Tier 2 capital ratio of 16.0% and leverage ratio of 8.4%.

The Company's equity to assets ratio is one indicator that management uses to monitor capital adequacy. At March 31, 1995, the Company's equity to assets ratio was 8.6% compared to 8.4% at December 31, 1994. The Company's equity to asset ratio at March 31, 1994 was 8.4%.

At March 31, 1995, the Company's subsidiary bank had an equity ratio of 8.6%, which exceeds the minimum requirement guideline of 6.0% specified by the Texas Department of Banking.


Other Matters

On April 4, 1995, the Company announced that its subsidiary bank, Citizens State Bank of Corpus Christi, Texas, has entered into an agreement in principle and letter of intent to acquire The First National Bank of Taft, Texas. The First National Bank had total assets of approximately $40 million at December 31, 1994, and is approximately 20 miles from Corpus Christi, Texas. The proposed acquisition is subject to a due diligence investigation, the execution of a definitive agreement and certain other conditions and approvals, including approval by shareholders of First National Bank and regulatory authorities.

                          PART II - OTHER INFORMATION





Item 6. Exhibits and reports on Form 8-K.

            (a)  Exhibits: See Index to Exhibits, Page 20.


            (b) The Company was not required to file any report on Form 8-K during the three-month period ending March 31, 1995.





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORPUS CHRISTI BANCSHARES, INC.
                                              REGISTRANT



 Date: May 11, 1995                  \s\ John T. Wright, III
                                     -------------------------------------
                                     John T. Wright, III
                                     Chairman of the Board


 Date: May 11, 1995                  \s\ R. Jay Phillips
                                     -------------------------------------
                                     R. Jay Phillips
                                     President and Chief Executive Officer


 Date: May 11, 1995                  \s\ Jimmy M. Knioum
                                     -------------------------------------
                                     Jimmy M. Knioum
                                     Treasurer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              -----------------

                                   EXHIBITS

                                      TO

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                              -----------------

                     For the Quarter Ended March 31, 1995
                        Commission File Number 0-13668



                              -----------------

                       CORPUS CHRISTI BANCSHARES, INC.

                       CORPUS CHRISTI BANCSHARES, INC.
                              INDEX TO EXHIBITS

                                                               Sequentially
                                                                 Numbered
                                                                  Pages
                                                               ------------

   27               Financial Data Schedule                       _____