Form 10QSB
period 1995-06-30
CORPUS CHRISTI BANCSHARES INC
filed 1995-08-11
CIK 757012

                                  FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

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


                                 (512) 887-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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


               Class                             Outstanding at Aug. 11, 1995
- --------------------------------------------------------------------------------
           COMMON STOCK, $5.00 PAR VALUE                  1,600,000


           Transitional Small Business Disclosure Format (check one):
                             Yes [    ]  No [  X  ]

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES


                                                      INDEX                                                         PAGE
                                                                                                                   NUMBER
    Part I. Financial Information

                 Item 1. Financial Statements

                     Consolidated Balance Sheets - June 30, 1995 and
                        December 31, 1994                                                                             3

                     Consolidated Statements of Income -
                        Three months and six months ended June 30, 1995 and 1994                                      5

                     Consolidated Statements of Changes in Stockholders'

                        Equity - Six  months ended June 30, 1995 and June 30,1994                                     6

                     Consolidated Statements of Cash Flows -
                        Three months and six months ended June 30, 1995 and June 30, 1994                             7

                     Notes to Consolidated Financial Statements                                                       8

                     Item 2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                                      12

    Part II. Other Information

                     Item 4. Submission of Matters to a Vote of Security Holders                                     18

                     Item 6. Exhibits and Reports on Form 8-K                                                        19

                           Signatures                                                                                19

                         Part I. Financial Information
                          Item 1. Financial Statements

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                June 30,                December 31,
                                                                                  1995                      1994
                                                                      --------------------------------------------------
 ASSETS:

 Cash and due from banks                                              $          14,629,069     $            15,138,696
 Interest bearing deposits with Federal Home Loan Bank                               21,917                      22,321
 Federal funds sold                                                              15,450,000                   5,900,000

 Securities available for sale: (Note 3)

   U.S. Treasury securities                                                      29,435,781                  39,712,210
   Mortgage pass-through and related securities                                   3,847,265                   3,886,140
   Other securities                                                                 560,100                     504,100
                                                                      --------------------------------------------------
       Total securities available for sale                                       33,843,146                  44,102,450


 Securities held to maturity: (Note 4)
    U.S. Government agencies                                                      3,004,159                   3,005,108
    Obligations of states and political subdivisions                              3,761,735                   3,762,935
                                                                      --------------------------------------------------
       Total securities held to maturity                                          6,765,894                   6,768,043


 Loans (Notes 5 and 6)                                                          104,984,654                  97,625,038
   Less: Unearned discount                                                       (4,463,303)                 (3,538,959)
   Less: Allowance for loan losses                                               (1,953,437)                 (1,990,638)
                                                                      --------------------------------------------------
      Net loans                                                                  98,567,914                  92,095,441


 Bank premises and equipment, net                                                 4,758,817                   4,852,202
 Accrued interest receivable                                                      1,387,903                   1,483,449
 Other real estate                                                                  629,111                     764,756
 Other assets                                                                       664,096                     402,298
                                                                      --------------------------------------------------
           Total assets                                               $         176,717,867     $           171,529,656
                                                                      ==================================================


 See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                                                June 30,                December 31,
                                                                                  1995                      1994
                                                                      --------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY:

 Deposits:
    Demand                                                            $          44,657,116     $            43,932,959
    Interest bearing transaction accounts                                        55,006,265                  58,169,426
    Savings                                                                      14,585,018                  15,294,615
    Certificates of deposit (Note 7)                                             44,003,897                  40,261,543
                                                                      --------------------------------------------------
           Total deposits                                                       158,252,296                 157,658,543

 Securities sold under agreements to repurchase                                   2,471,929                        ----
 Accrued interest payable                                                           231,385                     202,820
 Dividends payable                                                                  100,000                     100,000
 Other liabilities                                                                  660,106                     129,832
                                                                      --------------------------------------------------
           Total liabilities                                                    161,715,716                 158,091,195
                                                                      --------------------------------------------------


 STOCKHOLDERS' EQUITY:
    Common stock, $5.00 par value;
      4,000,000 shares authorized; 1,600,000
      shares issued and outstanding                                               8,000,000                   8,000,000
    Retained earnings                                                             7,162,571                   6,497,204
    Unrealized gains on securities available for sale                              (160,420)                 (1,058,743)
                                                                      --------------------------------------------------
           Total stockholders' equity                                            15,002,151                  13,438,461
                                                                      --------------------------------------------------
           Total liabilities and stockholders' equity                 $         176,717,867     $           171,529,656
                                                                      ==================================================


 See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                           Three months ended June 30,           Six Months Ended June 30,
 Interest income:                                             1995              1994               1995               1994
                                                       --------------------------------------------------------------------------
    Interest on loans                                   $     2,168,788    $   1,637,320     $     4,205,787    $     3,096,364
    Interest on deposits with other banks                           853            1,307               1,674              1,477
    Interest on federal funds sold                              214,103           61,627             333,385            166,097
    Interest on securities available for sale:
      U.S Treasury securities                                   431,017          560,386             912,394          1,001,090
      Mortgage pass-through and related securities               62,443           41,623             120,179            203,867
      Other securities                                            9,014            5,181              16,928              6,886
    Interest on securities held to maturity:
      U.S. Government agencies                                   74,900           97,585             149,801            199,086
      State and Political subdivisions                           80,536           84,096             161,073            168,193
                                                       --------------------------------------------------------------------------
            Total interest income                             3,041,654        2,489,125           5,901,221          4,843,060
                                                       --------------------------------------------------------------------------


 Interest expense:
     Interest on deposits:
        Interest bearing transaction accounts                   496,272          301,137             962,692            580,752
        Savings                                                 135,765           98,235             260,916            189,029
        Certificates of deposit                                 532,193          359,791             983,837            713,086
        Securities sold with agreements to repurchase            21,846             ----              21,885               ----
                                                       --------------------------------------------------------------------------
           Total interest expense                             1,186,076          759,163           2,229,330          1,482,867
                                                       --------------------------------------------------------------------------
           Net interest income                                1,855,578        1,729,962           3,671,891          3,360,193
 Provision for loan losses                                     (200,000)            ----            (400,000)              ----
                                                       --------------------------------------------------------------------------
           Net interest income after provision
             for loan losses                                  2,055,578         1,729,962          4,071,891          3,360,193
                                                       --------------------------------------------------------------------------

 Other income:
     Trust department income                                    294,541           329,249            605,124            585,677
     Service charges                                            255,155           238,354            497,860            459,587
     Credit Card fees                                            46,512            35,273             87,187             63,526
     Net gains on sale of securities available
      for sale                                                     ----              ----               ----            165,081
     Other income                                               168,621            91,450            301,429            187,052
                                                       --------------------------------------------------------------------------
           Total other income                                   764,829           694,326          1,491,600          1,460,923
                                                       --------------------------------------------------------------------------
 Other expenses:
     Salaries and employee benefits                           1,000,457           875,196          1,974,462          1,724,872
     Occupancy expense                                          238,562           208,810            481,761            404,124
     Furniture and equipment expenses                           171,456           154,390            349,900            312,891
     Net cost to operate other real estate                       37,748            80,054             52,192            160,961
     Legal and professional fees                                159,465           218,198            330,223            357,088
     Insurance expenses                                          95,426            94,708            197,856            188,852
     Advertising expenses                                        36,691            69,910             83,998            136,634
     Other operating expenses                                   402,116           294,808            773,056            598,741
                                                       --------------------------------------------------------------------------
          Total other expense                                 2,141,921         1,996,074          4,243,448          3,884,163
                                                       --------------------------------------------------------------------------
          Income before income taxes                            678,486           428,214          1,320,043            936,953
 Applicable income taxes                                        233,223            66,000            454,676            218,000
                                                       --------------------------------------------------------------------------
          Net income                                    $       445,263     $     362,214    $       865,367    $       718,953
                                                       ==========================================================================
 Weighted average of common stock and common
   stock equivalents outstanding                              1,681,260         1,675,523          1,680,348          1,678,508
                                                       ==========================================================================
 Net income per common share                            $           .26     $         .22     $          .51     $          .43
                                                       ==========================================================================


 See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                  Net
                                                                                               Unrealized
                                                                                            Gains(Losses) on
                                                                                               Securities
                                        Common                              Retained         Available for
                                         Stock            Surplus           Earnings              Sale              Total
                                       -----------------------------------------------------------------------------------------
 Balance at January 1, 1994            $   8,000,000     $        ----    $     5,081,029    $         ----    $   13,081,029
 Effect of adoption of Statement
   115 as of January 1, 1994                    ----              ----               ----           475,849           475,849
 Net income for six months
   ended June 30, 1994                          ----              ----            718,953              ----           718,953
 Cash dividends, declared,
   $.1250 per share                             ----              ----           (200,000)             ----          (200,000)

 Net change in unrealized gains
   on securities available for sale
   for the six months ended
   June 30, 1994                                ----              ----               ----          (864,341)         (864,341)
                                       =========================================================================================
 Balance at June 30, 1994              $   8,000,000     $        ----    $     5,599,982    $     (388,492)   $   13,211,490
                                       =========================================================================================


 Balance at January 1, 1995            $   8,000,000     $        ----    $     6,497,204    $   (1,058,743)   $   13,438,461
 Net income for six months
   ended June 30, 1995                          ----              ----            865,367              ----           865,367
 Cash dividends, declared,
 $.1250 per share                               ----              ----           (200,000)             ----          (200,000)
 Net change in unrealized losses
   on securities available for sale
   for the six months ended
   June 30, 1995                                ----              ----               ----           898,323           898,323
                                       -----------------------------------------------------------------------------------------
 Balance at June 30, 1995              $   8,000,000     $        ----    $     7,162,571    $     (160,420)   $   15,002,151
                                       =========================================================================================


 See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Three months ended June 30,             Six months ended June 30,
Cash flows from operating activities:                          1995               1994                1995               1994
                                                        ---------------------------------------------------------------------------
Net income                                               $     445,263    $       362,214    $        865,367    $        718,953
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                164,121            133,122             323,575             260,266
   Provision for loan losses                                  (200,000)              ----            (400,000)               ----
   Deferred Federal income tax expense                          78,111               ----             160,630                ----
   Loss on sale of property and equipment                         ----               ----                ----                ----
   Gain on sale of securities available for sale                  ----               ----                ----            (165,081)
   Gain on sale of other real estate                              ----             (2,863)            (18,344)             (2,863)
   Net amortization of investment securities available
     for sale and securities held to maturity                  105,876            136,180             228,068             238,504
   Valuation provisions for other real estate                   30,000             60,000              60,000             132,832
   Decrease (increase) in accrued interest receivable         (104,749)          (230,277)             95,546              28,450
   Decrease (increase) in other assets                         229,389           (188,786)           (261,798)           (195,070)
   Increase (decrease) in accrued interest payable              13,131             (9,741)             28,565                (858)
   Increase(decrease) in other liabilities                     119,316             34,525             530,274             245,894
                                                        ---------------------------------------------------------------------------
        Net cash provided by operating activities              880,458            294,374           1,611,883           1,261,027
                                                        ---------------------------------------------------------------------------

Cash flows from investing activities:
   Net decrease(increase) in federal funds sold             (5,125,000)         8,730,000          (9,550,000)         17,323,000
   Proceeds from sales of securities available for sale           ----               ----                ----           3,392,102
   Proceeds from maturities of securities available
    for sale                                                 5,848,933          1,258,800          12,765,828           4,463,212
   Proceeds from maturities of securities held
     to maturity                                                  ----               ----                ----           1,976,602
   Purchase of securities available for sale                   (56,000)        (4,716,368)         (1,994,750)        (17,622,912)
   Purchase of securities held to maturity                        ----               ----                ----                ----
   Net increase in loans                                    (2,898,991)        (7,252,267)         (6,578,317)         (7,499,625)
   Recoveries of charged-off loans                             350,417            248,404             505,844             416,580
   Purchase of bank premises and equipment                     (96,789)          (376,784)           (230,190)           (668,611)
   Proceeds from sale of bank premises and equipment              ----              -----                ----                ----
   Proceeds from sale of other real estate                       4,300            118,917              93,989             140,246
                                                        ---------------------------------------------------------------------------
        Net cash provided by investing activities           (1,973,130)        (1,989,298)         (4,987,596)          1,920,594
                                                        ---------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in demand, interest bearing
     transaction and savings accounts                       (1,509,290)           277,723          (3,148,601)         (1,846,719)
   Net increase (decrease)  in certificates of deposit       2,561,502          1,982,443           3,742,354           1,905,499
   Net increase(decrease) in securities sold with
     agreements to repurchase                                2,068,929               ----           2,471,929                ----
   Dividends paid                                             (100,000)          (100,000)           (200,000)           (200,000)
                                                        ---------------------------------------------------------------------------
       Net cash used by financing activities                 3,021,141          2,160,166           2,865,682            (141,220)
                                                        ---------------------------------------------------------------------------
       Net increase(decrease) in cash and
        cash equivalents                                     1,928,469            465,242            (510,031)          3,040,401
       Cash and cash equivalents at beginning
        of period                                           12,722,517         11,323,477          15,161,017           8,748,318
                                                        ---------------------------------------------------------------------------
       Cash and cash equivalents at end of quarter       $  14,650,986   $     11,788,719    $     14,650,986     $    11,788,719
                                                        ===========================================================================
Supplementary Information:
   Interest paid                                         $   1,172,945   $        768,904    $      2,200,765     $     1,483,725
                                                        ===========================================================================
   Income taxes paid                                     $     260,000   $        152,000    $        260,000     $       153,600
                                                        ===========================================================================



 See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The Consolidated Financial Statements herein have been prepared by Corpus Christi Bancshares, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary for the fair presentation of the results of the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest Annual Report on Form 10-KSB.

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

        Net Income Per Common Share

        Primary net income per share is computed on the weighted average number of shares of common stock outstanding, including common stock assumed outstanding to reflect the potential dilutive effect of common stock options. Fully diluted net income per share is computed on the weighted average number of shares of common stock outstanding, including the common stock assumed outstanding to reflect the maximum dilutive effect of common stock options. Fully diluted net income per share was not applicable for the periods presented because the effect is not dilutive.

3.      Securities Available for Sale

        Management determines the appropriate classification of securities at the time of purchase. Securities to be held for sale for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as securities available for sale and are carried at market value.

        The securities available for sale portfolio provides the Company with an additional measure of liquidity and added flexibility in managing the Company's asset liability management strategy and such securities may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant risk changes.

        Included in securities classified as securities available for sale are mortgage pass-through and related securities which represent participating interest in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage pass-through and related securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the straight-line method over the remaining period to contractual maturity. The net unrealized gains or losses on securities available for sale are recorded as a separate component of stockholders' equity.

        The amortized cost and market value of securities available for sale at June 30, 1995 and December 31, 1994 were as follows:

                                                                               June 30, 1995
                                                   ----------------------------------------------------------------------
                                                                           Gross              Gross
                                                      Amortized         Unrealized         Unrealized          Market
                                                        Cost              Gains              Losses            Value
                                                   ----------------------------------------------------------------------
          U.S. Treasury securities                 $   29,423,787    $      165,818    $      (153,824)  $    29,435,781
          Mortgage pass-through and
              related securities                        3,857,678            19,675            (30,088)        3,847,265
            Other securities                              560,100            ----                ----            560,100
                                                   ----------------------------------------------------------------------
                                                   $   33,841,565    $      185,493    $      (183,912)  $    33,843,146
                                                   ======================================================================



                                                                            December 31, 1994
                                                 ----------------------------------------------------------------------
                                                                         Gross              Gross
                                                    Amortized         Unrealized         Unrealized          Market
                                                      Cost              Gains              Losses            Value
                                                 ----------------------------------------------------------------------
          U.S. Treasury securities               $   40,708,000    $        2,477    $      (998,267)  $    39,712,210
          Mortgage pass-through and
            related securities                        4,044,077             7,612           (165,549)        3,886,140
          Other securities                              504,100              ----               ----           504,100
                                                 ----------------------------------------------------------------------
                                                 $   45,256,177    $       10,089    $    (1,163,816)  $    44,102,450
                                                 ======================================================================


Securities available for sale with market values of $6,639,453 at June 30, 1995 were pledged to secure public deposits and for other purposes required or permitted by law.

4.      Securities Held to Maturity

        Securities held to maturity are stated at cost adjusted for amortization of premium and accretion of discounts which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. Securities held to maturity are acquired for long term investment purposes. Management is of the opinion that the Company has the intention and ability to hold such securities to maturity.

        The amortized cost and approximate market value of securities classified as held to maturity at June 30, 1995 and December 31, 1994 are as follows:

                                                                             June 30, 1995
                                               -----------------------------------------------------------------------
                                                                        Gross             Gross
                                                    Amortized        Unrealized        Unrealized           Market
                                                      Cost              Gains            Losses             Value
                                               -----------------------------------------------------------------------
              U.S. Government agencies          $     3,004,159    $       78,029   $          ----   $     3,082,188
              Obligations of states and
               political subdivisions                 3,761,735           172,363              (776)        3,933,322
                                               -----------------------------------------------------------------------
                                                $     6,765,894    $      250,392   $          (776)  $     7,015,510
                                               =======================================================================

                                                                           December 31, 1994
                                               ------------------------------------------------------------------------
                                                                        Gross             Gross
                                                    Amortized        Unrealized        Unrealized           Market
                                                      Cost              Gains            Losses             Value
                                               ------------------------------------------------------------------------
              U.S. Government agencies          $     3,005,108    $       72,705    $          ----   $     3,077,813
              Obligations of states and
               political subdivisions                 3,762,935            49,974            (34,604)        3,778,305
                                               ------------------------------------------------------------------------
                                                $     6,768,043    $      122,679    $       (34,604)  $     6,856,118
                                               ========================================================================

Securities held to maturity with amortized costs of $575,415 at June 30, 1995 were pledged to secure public and trust- fund deposits and for other purposes required or permitted by law.

5.      Loans

        Major classifications of loans as of June 30, 1995 and December 31, 1994 are as follows:

                                         June 30,          December 31,
                                           1995                1994
                                  -----------------------------------------
     Commercial and Industrial     $       27,306,912   $       26,819,212
     Energy                                 1,535,319            2,017,322
     Installment                           35,130,113           28,766,338
     Real estate-construction               1,412,828            1,228,717
     Real estate-mortgage                  38,717,324           38,183,212
     Agricultural                             847,896              585,414
     Other                                     34,262               24,823
                                  -----------------------------------------
                                          104,984,654           97,625,038
     Unearned discount                     (4,463,303)          (3,538,959)
                                  -----------------------------------------
                                          100,521,351           94,086,079
     Allowance for loan losses             (1,953,437)          (1,990,638)
                                  -----------------------------------------
                                   $       98,567,914   $       92,095,441
                                  =========================================

6.      Allowance for Loan Losses

        Transactions in the allowance for loan losses for the months ending June 30, 1995, and for the year ended December 31, 1994 are summarized as follows:

                                                                       June 30,           December 31,
                                                                         1995                 1994
                                                                -------------------------------------------
                   Balance at beginning of period                 $        1,990,638   $        1,794,380
                   Loans charged-off                                        (143,045)            (455,179)
                   Recoveries on loans                                       505,844              951,437
                                                                -------------------------------------------
                   Net loans recovered                                       362,799              496,258
                   Provisions charged to operating expenses                 (400,000)            (300,000)
                                                                -------------------------------------------
                   Balance at end of period                       $        1,953,437   $        1,990,638
                                                                ===========================================

7.      Certificates of Deposit

        Included in certificates of deposits are certificates of deposits in denominations of $100,000 or more aggregating $11,789,446 and $10,502,219 at June 30, 1995 and December 31, 1994, respectively. Interest expense on certificates of deposits in denominations of $100,000 or more amounted to $261,338 and $183,597 for the six months ended June 30, 1995 and June 30, 1994, respectively.


8.      Nonqualified Stock Option Plan

        On October 20, 1993, the Board of Directors authorized 160,000 shares of Company common stock for issuance under a nonqualified stock option plan for directors and key officers who the Board of Directors believe have a significant impact on the profitability of the Company. The options were granted in 1993 at an option price of $5 per common share, the estimated market value per common share on the date of the grant. At June 30, 1995, options for all 160,000 shares were outstanding, all of which are exercisable, as no options were exercised through that date. Expiration dates are ten (10) years from the date of the grant.

                                    Item 2.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


The following discussion highlights the major changes affecting the operations and condition of the Company for the quarter and six months ended June 30, 1995 as compared to the same periods of 1994.

Overall Performance:

The Company had second quarter 1995 net income of $445,263, or $.26 net income per share, up $83,049, compared to $362,214, or $.22 net income per share for the same quarter of 1994. At March 31, 1995, the Company had net income of $420,104, or $.25 net income per share.

The Company's net income for the six months ended June 30, 1995 was $865,367, or $.51 net income per share, up $146,414, compared to $718,953, or $.43 net income per share, for the same period of 1994. The increase in net income for the six months period ended June 30,1995 compared to the same period of 1994 is attributable in large part to the increase in net interest income totaling $311,698 and to a $400,000 "negative" provision for loan losses made during the six months ended June 30, 1995.

Provision for Loan Losses

A factor in the Company's operating results during the second quarter of 1995 and the six months ended June 30, 1995 was the provision for loan losses. The Company made a $200,000 "negative" provision for loan losses during the second quarter of 1995 and had "negative" provisions for loan losses of $400,000 for the six months ended June 30, 1995. The Company had no provisions for loan losses for the second quarter ended June 30, 1994 or for the six months ended June 30, 1994. The "negative" provisions for loan losses made in the first and second quarters of 1995 were the result of continued improvement in credit quality and recoveries on loans previously charged off. The Company had net recoveries totaling $362,799 for the six months ended June 30, 1995 compared to net recoveries totaling $187,964 for the same period in 1994.

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

The Company's Credit Review Committee ("CRC"), independent consultants, and Federal and State regulators, conduct periodic examinations of the Company's subsidiary bank to make evaluations of the subsidiary bank's loan portfolio. In addition, appropriate regulatory authorities and independent consultants make evaluations of the effectiveness of the Company's loan review and administrative functions and make periodic reports to the Company's Board of Directors.

As the Company's CRC examines the loan portfolio, loans are assigned a risk grading which is used to determine the reserve requirements for each loan. In addition, to these specific allocations of reserves, an appropriate amount is set aside to recognize the likelihood that there are unidentified additional risks in the portfolio.

While there is no precise method of predicting loan losses, it is the judgment of the Company's management that the allowance for loan losses at June 30, 1995, was adequate to absorb possible losses from the loans in the portfolio at that date.

Nonperforming assets and past-due accounts:

                                                                    June 30,                 December 31,
                                                                      1995                       1994
                                                          ------------------------------------------------------
                 Nonperforming assets:
                    Nonaccrual loans                        $                101,819  $                 312,657
                    Other real estate                                        629,111                    764,756
                                                          ------------------------------------------------------
                                                            $                730,930  $               1,077,413
                                                          ======================================================
                 Accruing loans past due 90 days or more    $                   ----  $                    ----
                                                          ======================================================


Generally, the accrual of income is discontinued when the full collection of principal and interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is well secured and in the process of collection. Loans are not restored to full earnings status until the borrower's ability to make payments of principal and interest at original or prevailing market terms has been demonstrated through substantial performance on the loan over an extended period of time. At June 30, 1995, nonaccrual loans totaled $101,819 compared to $312,657 and $571,401 at December 31, 1994 and June 30, 1994, respectively. Further information regarding the balance of nonaccrual loans at June 30, 1995, and related interest payment information, is as follows:

                                                                        Book                    Contractual
                                                                      Balance                     Balance
                                                          --------------------------------------------------------
                 Nonaccrual loans at December 31, 1994       $                312,657    $                624,678
                    Additions                                                    ----                        ----
                    Reductions-principal payments                            (192,503)                   (387,782)
                    Reductions-interest payments                              (18,335)                       ----
                    Charge-offs                                                  ----                        ----
                    Transferred to other real estate                             ----                        ----
                                                          --------------------------------------------------------
                 Nonaccrual loans at June 30, 1995           $                101,819    $                236,896
                                                          ========================================================



The Company considers a nonaccrual loan to have substantial performance if eighty (80%) percent of principal payment and interest is collected.

                                                                                     Cash interest payments in 1995
                                                                                              applied as:
                                     Book Balance        Contractual     ------------------------------------------------------
                                          at             Balance at                           Recoveries of
                                       June 30,           June 30,           Interest         Prior Partial     Reduction of
                                          1995              1995              Income             Charge-offs      Principal
                                 ----------------------------------------------------------------------------------------------
 Contractually past due with:
   substantial performance         $          3,809   $         43,563   $            ----  $           ----   $         1,950
   limited performance                         ----               ----                ----              ----              ----
   no performance                                                                     ----              ----              ----

 Contractually current, however:
   payment in full of principal
     or interest in doubt                    98,010            193,333                ----              ----            16,385
                                 ----------------------------------------------------------------------------------------------
                                   $        101,819   $        236,896   $            ----  $           ----   $        18,335
                                 ==============================================================================================



Total nonperforming assets declined to $730,930 at June 30, 1995, down $346,483, compared to $1,077,413 at December 31, 1994, a trend that has continued since year-end 1988. Nonperforming assets at June 30, 1994 totaled $1,659,166. The reduction in the level of nonperforming assets has been the result of management's efforts to reduce the levels of nonperforming assets and classified assets by reducing the risk associated with the lending process. The credit process, from loan approval and origination through ongoing loan reviews, has been strengthened through improved policy statements thus assuring better credit underwriting.

As part of the Credit Review Committee process, loans are graded according to risk. Loans having a greater degree of risk, but not necessarily a greater potential for loss, are placed on a watchlist. Such loans are performing and are either considered to be collateralized or higher reserves are allocated for unsecured exposures. The total amount of such loans at June 30, 1995 and December 31, 1994 not classified as nonaccrual, restructured, or past due 90 days and still accruing in the above table totaled $4.2 million and $4.2 million, respectively. Such loans totaled $3.9 million at June 30, 1994.

In addition, a substantial amount of the Company's nonperforming assets are attributable to other real estate located in the Corpus Christi, Texas area. Other real estate at June 30, 1995 was $629,111, down $135,645, compared to $764,756 at December 31, 1994. Other real estate totaled $1,087,765 at June 30, 1994. Other real estate has been adjusted to estimated fair value less estimated selling costs, if lower than cost, and includes some income producing property.

With respect to other real estate, management of the Company believes it has made appropriate valuations, using independent appraisers, of these properties based on strict appraisal guidelines. The carrying value of other real estate is reviewed at least annually and the valuation allowance is revised through subsequent valuation provisions charged to other operating expenses. During the quarter ended June 30, 1995, the Company made valuation provisions for other real estate totaling $30,000 compared to $60,000 for the same quarter of 1994. For the six months ended June 30, 1995, the Company made valuation provisions for other real estate totaling $60,000 compared to $132,832 for the same period of 1994. In the opinion of management, this appraisal process results in values which represent approximate current market conditions at June 30, 1995.

Net Interest Income

Net interest income (the difference between interest income and interest expense) for the quarter ended June 30, 1995 was $1,855,578, up $125,616, compared to $1,729,962 for the same quarter of 1994. Net interest income for the six months ended June 30, 1995 was $3,671,891, up $311,698, compared to $3,360,193 for the same period of 1994. The increase for the second quarter and the six months ended June 30, 1995 was largely attributable to the increase in the prime lending rate and the increase in earning assets.

Earning assets at June 30, 1995 were $156.5 million, up $12.4 million, compared to $144.1 million at June 30, 1994. The yield on earning assets at June 30, 1995 was 8.1% compared to 7.0% for the same period last year. Interest-bearing liabilities at June 30, 1995 were $116.1 million, up $10.2 million, compared to $105.9 million at June 30, 1994. Yields on interest-bearing liabilities were 4.2% at June 30, 1995 compared to 2.9% at June 30, 1994. Net interest income as a percentage of average earning assets ("net interest margin") was 5.0% at June 30, 1995 compared to 5.0% at June 30, 1994. The net interest margin averaged 4.7% in 1994.

Noninterest Income

Noninterest income for the six months ended June 30, 1995 was 1,491,600, up $30,677, compared to $1,460,923 for the same period of 1994. Trust fees for the six months ended June 30, 1995 were $605,124, up $19,477, compared to $585,677 for the same period last year. The increase was largely attributable to non-recurring estate and stock transfer fees collected during 1995 totaling approximately $50,000. Service charges on deposit accounts were $497,860 for the six months ended June 30, 1995, up $38,273, compared to $459,587 for the same period in 1994. The increase was largely attributable to an increase in nonsufficient fund charges totaling $43,357. Credit card fees were $87,187 for the six months ended June 30, 1995, up $23,661 compared to $63,526 for the same period last year. The increase in credit card fees was the result of increased fees charged on Visa/Mastercard merchant services accounts during late 1994. The Company had no gains on sale of securities available for sale during the six months ended June 30, 1995. The net gains on sale of securities available for sale of $165,081 during the six months ended June 30,1994 was attributable to a restructuring of the securities available for sale portfolio to capitalize on reinvestment in other securities without a substantial reduction in interest rates or increased investment risk exposure and to position the Company to fund future loan growth. Other income totaled $301,429 for the six months ended June 30, 1995, up $114,377, compared to $187,052 for the same period in 1994. The increase in other income for the first six months of 1995 was largely attributable to increases in fees generated from investment services totaling approximately $115,284.

Noninterest income for the second quarter ended June 30, 1995 was $764,829, up $70,503, compared to $694,326 for the same quarter of 1994.

The following table details the changes in noninterest income for the six months ended June 30, 1995 as compared with the same period of 1994.

                                                                                                        Change for the
                                                                                                       Six Months Ended
                                                          June 30,            June 30,                  June 30, 1995
                                                            1995                1994               Amount       Percentage
                                               ------------------------------------------------------------------------------
 Trust department income                          $         605,124    $        585,677    $         19,447              3.3
 Service charges                                            497,860             459,587              38,273              8.3
 Credit card fees                                            87,187              63,526              23,661             37.2
 Net gains on sale of securities available
  for sale                                                     ----             165,081            (165,081)          (100.0)
 Other income                                               301,429             187,052             114,377             61.1
                                               ------------------------------------------------------------------------------
      Total noninterest income                    $       1,491,600    $      1,460,923    $         30,677              2.1
                                               ==============================================================================


Noninterest expenses

The Company's noninterest expenses were $4,243,448 for the six months ended June 30, 1995, up $359,285, compared to $3,884,163 for the same period of 1994. Salaries and employee benefits for the six months ended June 30, 1995 were $1,974,462, up $249,590, compared to $1,724,872 for the same period of 1994.
The increase in salaries and employee benefits was primarily attributable to the increase in staff to operate the new South and West Banking facilities opened in 1994, the additional staffing required to offer Saturday banking during 1994, and to a three percent (3%) merit increase in salaries approved in 1995. Full time equivalent employees at June 30, 1995 were 130 compared to 128 employees for the same period last year. Net occupancy expenses were $481,761 for the six months ended June 30, 1995, up $77,637, compared to $404,124 for the same period last year. Furniture and equipment cost totaled $349,900 for the six months ended June 30, 1995, up $37,009, compared to $312,891 for the same period last year. The increase in net occupancy expenses and furniture and equipment cost for the six months ended June 30,1994 compared to the same period of 1994 was largely attributable to the opening of the South and West Banking facility and to the additions of motor bank lanes at the Village Banking Center. Net cost to operate other real estate was $52,192 for the six months ended June 30, 1995, down $108,769, compared to $160,961 for the same period of 1994. The decrease in net cost to operate other real estate was primarily attributable to a decrease in valuation provisions on other real estate in 1995 totaling $72,832. Legal and professional fees were $330,223 for the six months ended June 30, 1995, down $26,865, compared to $357,088 for the same period in 1994. The decrease was largely attributable to a decrease in legal fees associated with the Company's subsidiary bank totaling $103,731 in 1995. Insurance expenses for the six months ended June 30, 1995 were $197,856, up $9,004, compared to $188,852 for the same period in 1994. Advertising expenses totaled $83,998 at June 30, 1995, down $52,636, compared to $136,634 for the same period last year. Other operating expenses totaled $773,056 for the six months ended June 30, 1995, up $174,315, compared to $598,741 for the same period last year. The increase in other operating income was largely attributable to increases in the Company's printing and mailing expenses related to its 1995 proxy and 1994 annual report totaling approximately $57,789; increases in postage and freight charges totaling $26,891; increases in expenses related to Visa/Mastercard merchant services totaling $16,967; and increases in automated teller machine interchange fees totaling $25,140.

Noninterest expenses for the second quarter ended June 30, 1995 were $2,141,921, up $145,847, compared to $1,996,074 for the same period last year.

The following table details the changes in noninterest expenses for the six months ended June 30,1995 as compared to the same period of 1994.

                                                                                                      Change for the
                                                                                                     Six Months Ended
                                                         June 30,             June 30,                June 30, 1995
                                                           1995                 1994               Amount       Percentage
                                               ------------------------------------------------------------------------------
 Salaries and employee benefits                    $      1,974,462    $     1,724,872     $        249,590            14.5
 Occupancy expenses                                         481,761            404,124               77,637            19.2
 Furniture and equipment expenses                           349,900            312,891               37,009            11.8
 Net cost to operate other real estate                       52,192            160,961             (108,769)          (67.6)
 Legal and professional fees                                330,223            357,088              (26,865)           (7.5)
 Insurance expenses                                         197,856            188,852                9,004             4.8
 Advertising expenses                                        83,998            136,634              (52,636)          (38.5)
 Other operating expenses                                   773,056            598,741              174,315            29.1
                                               ------------------------------------------------------------------------------
     Total noninterest expenses                    $      4,243,448    $     3,884,163     $        359,285            9.25
                                               ==============================================================================

Liquidity

Generally, the Company's largest source of funds is provided through deposits. Total deposits at June 30, 1995 were $158.3 million compared to $157.7 million at December 31, 1994. Total deposits at June 30, 1995 of $158.3 were up $11.5 million, or 7.8%, compared to total deposits of $146.8 at June 30, 1994. In addition, at June 30, 1995 and at December 31, 1994, the Company had approximately $15.5 million and $5.9 million, respectively, in federal funds sold that could be readily converted to cash. Another source of liquidity, if the need arises, could come from the liquidation of securities available for sale totaling $33.8 million at June 30, 1995.

Funds are also generated through loan payoffs. Currently, management believes that it has an adequate level of liquidity to meet its financial obligations that will arise during the normal course of business in the coming year.

One principal ratio measurement used by regulatory authorities to measure liquidity is the ratio of net loans to total deposits. At June 30, 1995, the Company's ratio of net loans to total deposits was 62.3%, compared to 58.4% at December 31, 1994. The Company's ratio of net loans to total deposits at June 30, 1994 was 57.4%. At June 30, 1995, the Company's net loans to total deposits ratio of 62.3% compared favorably to peer banking institutions in Texas with similar asset sizes which had net loans to total deposit ratios ranging from a low of 36%, median of 49% and a high of 63% at December 31, 1994. The Company's long-term strategy projects loan growth to 65% to 70% of total deposits.

Capital Resources

The Company and the Bank are required by federal regulations to meet certain minimum regulatory guidelines utilizing a risk-based capital framework that became effective on December 31, 1992. The Company and the Bank must have a minimum ratio of Tier 1 capital to total risk-adjusted assets of not less than 4%, a ratio of combined Tier 1 and Tier 2 capital to total risk-adjusted assets of not less than 8% and a leverage ratio of not less than 4%. For the purposes of these ratios, stockholders' equity does not include unrealized gains or losses on securities available for sale in accordance with regulatory guidelines. At June 30, 1995, the Company and the Bank each had a Tier 1 capital ratio of 14.0%, combined Tier 1 and Tier 2 capital ratio of 15.4% and leverage ratio of 8.6%. At December 31, 1994, the Company and the Bank each had a Tier 1 capital ratio of 14.6%, combined Tier 1 and Tier 2 capital ratio of 16.0% and leverage ratio of 8.4%.

The Company's equity to assets ratio is one indicator that management uses to monitor capital adequacy. At June 30, 1995, the Company's equity to assets ratio was 8.6% compared to 8.4% at December 31, 1994. The Company's equity to asset ratio at June 30, 1994 was 8.2%.

At June 30, 1995, the Company's subsidiary bank had an equity ratio of 8.6%, which exceeds the minimum requirement guideline of 6.0% by the Texas Department of Banking.

Other Matters

On July 5, 1995, the Company announced that its subsidiary bank, Citizens State Bank of Corpus Christi, Texas had entered into definitive agreement to acquire The First National Bank of Taft, Texas. A letter of intent regarding the acquisition had been entered into on April 4, 1995. The First National Bank had total assets of approximately $40 million at December 31, 1994, and is located approximately 20 miles from Corpus Christi, Texas. The purchase price for the proposed acquisition will be approximately $8.1 million, subject to certain adjustments. The definitive agreement is subject to certain conditions and approvals, including regulatory approvals and approval by shareholders of The First National Bank.

                           PART II OTHER INFORMATION
          Item 4. Submission of Matters to a Vote of Security Holders.


(a) The 1995 Annual Meeting of the Shareholders of Corpus Christi Bancshares, Inc. was held on May 31, 1995 at 3:00 P.M. (Central Daylight Savings Time) at Citizens State Bank of Corpus Christi, 2402 Leopard Street, Corpus Christi, Texas.

(b) Not applicable.

(c) A brief description of matters voted upon at the Annual Meeting including the number of votes cast for, against or abstained from voting are as follows:

          To ratify the selection of KPMG Peat Marwick as the independent auditors of the Company for the current fiscal year.

           For:  1,339,500        Against:  88,192         Abstained:   25,303

          To amend the Company's Amended Articles of Incorporation to increase the authorized shares of Common Stock from 2,000,000 shares to 4,000,000 shares.

           For:  969,256          Against:  343,235        Abstained:   132,294


          To amend the Company's Amended Bylaws to require shareholder approval for the issuance of stock options to key employees or directors of the Company and its subsidiaries.

           For:  526,750          Against:  799,282        Abstained:   22,124

          A shareholder proposal to require shareholders to vote on any written purchase, merger or consolidation offer where the aggregate consideration for such offer equals 150% or more of the then current book value of the issued and outstanding shares of the Company's Common Stock.

           For:  503,595          Against:  820,922        Abstained:   23,639

(d) Not applicable.

Item 6. Exhibits and reports on Form-8k.

            (a) Exhibits: See Index to Exhibits, Page 21.

            (b) The Company was not required to file any report on Form 8-K during the six-month period ending June 30, 1995.




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CORPUS CHRISTI BANCSHARES, INC.
                                        REGISTRANT



 Date: August 11, 1995                  /s/John T. Wright, III
                                      ----------------------------------------
                                        John T. Wright, III
                                        Chairman of the Board


 Date: August 11, 1995                  /s/R. Jay Phillips
                                      ----------------------------------------
                                        R. Jay Phillips
                                        President and Chief Executive Officer


 Date: August 11, 1995                  /s/Jimmy M. Knioum
                                      ----------------------------------------
                                        Jimmy M. Knioum
                                        Treasurer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ___________________



                                    EXHIBITS

                                       TO

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                              ___________________


                      For the Quarter Ended June 30, 1995
                         Commission File Number 0-13668


                              ___________________

                        CORPUS CHRISTI BANCSHARES, INC.

                        CORPUS CHRISTI BANCSHARES, INC.
                               INDEX TO EXHIBITS


                                                                                                                 Sequentially
                                                                                                                   Numbered
                                                                                                                     Pages
         10.5          Agreement and Plan of Merger between Citizen State Bank
                          and The First National Bank of Taft                                                      ________

          27           Financial Data Schedule                                                                     ________
