Form 10QSB
period 1995-09-30
CORPUS CHRISTI BANCSHARES INC
filed 1995-11-14
CIK 757012

                                  FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

      [ X ]  Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1995

      [   ]  Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from                to
                                     --------------    ---------------

                        Commission File No.  0-13668

                       CORPUS CHRISTI BANCSHARES, INC.
                       -------------------------------
           (Exact name of Registrant as specified in its charter.)

            Texas                                          74-2351663
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

2402 Leopard Street, Corpus Christi, Texas                 78408
--------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

                                 (512) 887-3000
                 -----------------------------------------------
              (Registrant's telephone number, including area code)

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

           Class                         Outstanding at November 13, 1995
--------------------------------------------------------------------------------
COMMON STOCK, $5.00 PAR VALUE                      1,600,000

           Transitional Small Business Disclosure Format (check one):
                             Yes [    ]  No [  X  ]

CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES


                                                        INDEX                                                     PAGE
                                                                                                                 NUMBER
   Part I. Financial Information

                 Item 1. Financial Statements

                    Consolidated Balance Sheets - September 30, 1995 and
                       December 31, 1994                                                                            3

                    Consolidated Statements of Income -
                       Three months and nine months ended September 30, 1995 and 1994                               5

                    Consolidated Statements of Changes in Stockholders'
                       Equity - Nine months ended September 30, 1995 and 1994                                       6

                    Consolidated Statements of Cash Flows -
                       Three months and nine months ended September 30, 1995 and 1994                               7

                    Notes to Consolidated Financial Statements                                                      8

                 Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                     12

   Part II. Other Information

                 Item 6. Exhibits and Reports on Form 8-K                                                          19

                          Signatures                                                                               19


                         Part I. Financial Information
                          Item 1. Financial Statements

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                September 30,               December 31,
                                                                                    1995                        1994
     ASSETS:                                                                     (Unaudited)                 (Audited)
                                                                          -------------------------------------------------
     Cash and due from banks                                              $           12,516,932    $            15,138,696
     Interest bearing deposits with Federal Home Loan Bank                               291,455                     22,321
     Federal funds sold                                                                7,400,000                  5,900,000

     Securities available for sale: (Note 3)
       U.S. Treasury securities                                                       29,386,094                 39,712,210
       Mortgage pass-through and related securities                                   20,682,843                  3,886,140
       Other securities                                                                  568,700                    504,100
                                                                          -------------------------------------------------
           Total securities available for sale                                        50,637,637                 44,102,450

     Securities held to maturity: (Note 4)
        U.S. Government agencies                                                       1,003,685                  3,005,108
        Obligations of states and political subdivisions                               2,721,135                  3,762,935
                                                                          -------------------------------------------------
           Total securities held to maturity                                           3,724,820                  6,768,043

     Loans (Notes 5 and 6)                                                           106,633,714                 97,625,038
       Less: Unearned discount                                                       (4,633,653)                (3,538,959)
       Less: Allowance for loan losses                                               (2,018,728)                (1,990,638)
                                                                          -------------------------------------------------
          Net loans                                                                   99,981,333                 92,095,441

     Bank premises and equipment, net                                                  4,670,097                  4,852,202
     Accrued interest receivable                                                       1,326,115                  1,483,449
     Other real estate                                                                   644,411                    764,756
     Other assets                                                                        581,745                    402,298
                                                                          -------------------------------------------------
               Total assets                                               $          181,774,545    $           171,529,656
                                                                          =================================================

     See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                                                 September 30,              December 31,
                                                                                     1995                       1994
                                                                                  (Unaudited)                (Audited)
                                                                          -------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY:

     Deposits:
        Demand                                                            $           46,039,362    $            43,932,959
        Interest bearing transaction accounts                                         52,509,669                 58,169,426
        Savings                                                                       14,373,972                 15,294,615
        Certificates of deposit (Note 7)                                              45,740,314                 40,261,543
                                                                          -------------------------------------------------
               Total deposits                                                        158,663,317                157,658,543

     Securities sold under agreements to repurchase                                    6,604,000                       ----
     Accrued interest payable                                                            231,440                    202,820
     Dividends payable                                                                   100,000                    100,000
     Other liabilities                                                                   824,934                    129,832
                                                                          -------------------------------------------------
               Total liabilities                                                     166,423,691                158,091,195
                                                                          -------------------------------------------------
     STOCKHOLDERS' EQUITY:
        Common stock, $5.00 par value;
          4,000,000 shares authorized; 1,600,000
          shares issued and outstanding                                                8,000,000                  8,000,000
        Retained earnings                                                              7,492,970                  6,497,204
        Unrealized losses on securities available for sale                              (142,116)                (1,058,743)
                                                                          -------------------------------------------------
               Total stockholders' equity                                             15,350,854                 13,438,461
                                                                          -------------------------------------------------
               Total liabilities and stockholders' equity                 $          181,774,545    $           171,529,656
                                                                          =================================================

     See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                         Three months ended September 30,      Nine Months Ended September 30,
Interest income:                                               1995              1994               1995              1994
                                                         ----------------------------------------------------------------------
   Interest on loans                                     $   2,215,244    $   1,780,364    $      6,421,031   $     4,876,728
   Interest on deposits with other banks                         1,376              819               3,050             2,296
   Interest on federal funds sold                              221,378           63,017             554,763           229,114
   Interest on securities available for sale:
     U.S Treasury securities                                   396,439          520,759           1,308,833         1,521,849
     Mortgage pass-through and related securities              170,072           56,928             290,251           260,795
     Other securities                                            8,884            5,587              25,812            12,473
   Interest on securities held to maturity:
     U.S. Government agencies                                   37,134           97,585             186,935           296,671
     States and political subdivisions                          64,856           81,724             225,929           249,917
                                                         ----------------------------------------------------------------------
           Total interest income                             3,115,383        2,606,783           9,016,604         7,449,843
                                                         ----------------------------------------------------------------------
Interest expense:
    Interest on deposits:
       Interest bearing transaction accounts                   435,589          358,157           1,398,281           938,909
       Savings                                                 123,039          119,860             383,955           308,889
       Certificates of deposit                                 598,042          391,283           1,581,879         1,104,369
       Federal funds purchased                                    ----              426                ----               426
       Securities sold with agreements to repurchase            29,360             ----              51,245              ----
                                                         ----------------------------------------------------------------------
          Total interest expense                             1,186,030          869,726           3,415,360         2,352,593
                                                         ----------------------------------------------------------------------
          Net interest income                                1,929,353        1,737,057           5,601,244         5,097,250

Provision for loan losses                                         ----             ----           (400,000)              ----
                                                         ----------------------------------------------------------------------
          Net interest income after provision for loan
             losses                                          1,929,353        1,737,057           6,001,244         5,097,250
                                                         ----------------------------------------------------------------------
Other income:
    Trust department income                                    276,395          255,144             881,519           840,821
    Service charges                                            257,305           50,522             755,165           740,049
    Credit card fees                                            53,140           39,764             140,327           103,290
    Brokerage fees                                              57,260           30,841             172,544            30,841
    Net gains on sale of securities available for sale            ----             ----                ----           165,081
    Other income                                               124,129          150,588             310,274           307,700
                                                         ----------------------------------------------------------------------
          Total other income                                   768,229          726,859           2,259,829         2,187,782
                                                         ----------------------------------------------------------------------

Other expenses:
    Salaries and employee benefits                           1,006,696          904,236           2,981,158         2,629,108
    Net occupancy expense                                      222,620          205,024             704,381           609,148
    Furniture and equipment expenses                           163,667          143,034             513,567           455,925
    Net cost to operate other real estate                       48,575           73,495             100,767           234,456
    Legal and professional fees                                202,840          163,690             533,063           520,778
    Insurance expenses                                          17,613          104,021             215,469           292,873
    Advertising expenses                                        64,535           58,823             148,533           195,457
    Other operating expenses                                   312,313          327,873           1,085,369           926,614
                                                         ----------------------------------------------------------------------
         Total other expense                                 2,038,859        1,980,196           6,282,307         5,864,359
                                                         ----------------------------------------------------------------------
         Income before income taxes                                                               1,978,766         1,420,673
                                                               658,723          483,720
Applicable income taxes                                        228,324         (24,257)             683,000           193,743
                                                         ----------------------------------------------------------------------
         Net income                                      $     430,399    $     507,977    $      1,295,766   $     1,226,930
                                                         ======================================================================
Weighted average of common stock and common
  stock equivalents outstanding                              1,695,118        1,680,398           1,685,271         1,679,138
                                                         ======================================================================
Net income per common share                              $         .25    $         .30    $            .77   $           .73
                                                         ======================================================================

See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
                                  (Unaudited)

                                                                                                  Net
                                                                                              Unrealized
                                                                                            Gains(Losses) on
                                                                                               Securities
                                        Common                               Retained         Available for
                                         Stock              Surplus           Earnings            Sale             Total
                                   -------------------------------------------------------------------------------------------
Balance at January 1, 1994         $     8,000,000    $          ----   $      5,081,029   $           ----   $    13,081,029

Effect of adoption of Statement
  115 as of January 1, 1994                   ----               ----               ----            475,849           475,849

Net income for nine months
  ended September 30, 1994                    ----               ----          1,226,930               ----         1,226,930

Cash dividends, declared,
  $.1875 per share                            ----               ----          (300,000)               ----         (300,000)

Net change in unrealized gains
  on securities available for
  sale for the nine months ended
  September 30, 1994                          ----               ----               ----          (961,179)         (961,179)
                                   ===========================================================================================
Balance at September 30, 1994      $     8,000,000    $          ----   $      6,007,959   $      (485,330)   $    13,522,629
                                   ===========================================================================================


Balance at January 1, 1995         $     8,000,000    $          ----   $      6,497,204   $    (1,058,743)   $    13,438,461

Net income for nine months
  ended September 30, 1995                    ----               ----          1,295,766               ----         1,295,766

Cash dividends, declared,
  $.1875 per share                            ----               ----          (300,000)               ----         (300,000)

Net change in unrealized losses
  on securities available for
  sale for the nine months ended
  September 30, 1995                          ----               ----               ----            916,627           916,627
                                   -------------------------------------------------------------------------------------------
Balance at September 30, 1995      $     8,000,000    $          ----   $      7,492,970   $      (142,116)   $    15,350,854
                                   ===========================================================================================


See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Three months ended September 30,      Nine months ended September 30,
Cash flows from operating activities:                         1995               1994              1995                1994
                                                        -----------------------------------------------------------------------
Net income                                              $      430,399   $       507,977    $     1,295,766    $     1,226,930
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                164,822           128,845            488,397            389,111
   Provision for loan losses                                      ----              ----           (400,000)              ----
   Deferred Federal income tax benefit                        (427,428)             ----           (266,798)              ----
   Loss on sale of property and equipment                         ----              ----               ----               ----
   Gain on sale of securities available for sale                  ----              ----               ----           (165,081)
   Gain (loss)  on sale of other real estate                      ----                 4           (18,344)             (2,859)
   Net amortization of investment securities available
     for sale and securities held to maturity                   94,356           134,072            322,424            372,576
   Valuation provisions for other real estate                   30,000            60,000             90,000            192,832
   Decrease (increase) in accrued interest receivable           61,788           220,752            157,334            249,202
   Decrease (increase) in other assets                          82,351          (249,977)          (179,447)          (445,047)
   Increase (decrease) in accrued interest payable                  55            (1,584)            28,620             (2,442)
   Increase (decrease) in other liabilities                    164,828           (16,260)           695,102            229,634
                                                        -----------------------------------------------------------------------
        Net cash provided (used) by operating
          activities                                           601,171           783,829          2,213,054          2,044,856
                                                        -----------------------------------------------------------------------
Cash flows from investing activities:
   Net decrease (increase) in federal funds sold             8,050,000        (1,850,000)        (1,500,000)        15,473,000
   Proceeds from sales of securities available for                ----              ----               ----          3,392,102
     sale
   Proceeds from maturities of securities available            794,402         3,766,672         13,560,230          8,229,884
     for sale
   Proceeds from maturities of securities held to            3,039,999           160,000          3,039,999          2,136,602
     maturity
   Purchase of securities available for sale               (17,236,442)             ----        (19,231,192)       (17,622,912)
   Purchase of securities held to maturity                        ----              ----               ----               ----
   Net increase in loans                                    (1,699,041)       (3,448,825)        (8,277,358)       (10,948,450)
   Recoveries of charged-off loans                             197,534           180,153            703,378            596,733
   Purchase of bank premises and equipment                     (76,102)         (440,282)          (306,292)        (1,108,893)
   Proceeds from sale of bank premises and equipment              ----              ----               ----               ----
   Proceeds from sale of other real estate                      42,788            69,700            136,777            209,946
                                                        -----------------------------------------------------------------------
        Net cash provided (used) by investing
         activities                                         (6,886,862)       (1,562,582)       (11,874,458)           358,012
                                                        -----------------------------------------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in demand, interest bearing
     transaction and savings accounts                       (1,325,396)        1,707,150         (4,473,997)          (139,569)
   Net increase (decrease) in certificates of deposit        1,736,417          (356,604)         5,478,771          1,548,895
   Net increase (decrease) in securities sold with
     agreements to repurchase                                4,132,071              ----          6,604,000               ----
   Dividends paid                                             (100,000)         (100,000)          (300,000)          (300,000)
                                                        -----------------------------------------------------------------------
       Net cash provided (used) by financing activities      4,443,092         1,250,546          7,308,774          1,109,326
                                                        -----------------------------------------------------------------------
       Net increase (decrease) in cash and cash             (1,842,599)          471,793         (2,352,630)         3,512,194
         equivalents
       Cash and cash equivalents at beginning of
         period                                             14,650,986        11,788,719         15,161,017          8,748,318
                                                        -----------------------------------------------------------------------
       Cash and cash equivalents at end of quarter      $   12,808,387   $    12,260,512    $    12,808,387    $    12,260,512
                                                        =======================================================================
Supplementary Information:
   Interest paid                                        $    1,185,975   $       871,310    $     3,386,740    $     2,355,035
                                                        =======================================================================
   Income taxes paid
                                                        $      120,000   $        34,500    $       380,000    $       188,100
                                                        =======================================================================

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

   Net Income Per Common Share

   Primary net income per share is computed on the weighted average number of shares of common stock outstanding, including common stock assumed outstanding to reflect the potential dilutive effect of common stock options. Fully diluted net income per share is computed on the weighted average number of shares of common stock outstanding, including the common stock assumed outstanding to reflect the maximum dilutive effect of common stock options. Fully diluted net income per share was not significantly different from primary net income per share for the periods presented and therefore are not presented.

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

   The amortized cost and market value of securities available for sale at September 30, 1995 and December 31, 1994 were as follows:

                                                                           September 30, 1995
                                                 -----------------------------------------------------------------------
                                                                         Gross               Gross
                                                      Amortized        Unrealized          Unrealized         Market
                                                        Cost             Gains               Losses           Value
                                                 -----------------------------------------------------------------------
              U.S. Treasury securities           $    29,327,749   $       156,379    $       (98,034)  $    29,386,094
              Mortgage pass-through and
                related securities                    20,711,490            44,170            (72,817)       20,682,843
              Other securities                           568,700              ----               ----           568,700
                                                 -----------------------------------------------------------------------
                                                 $    50,607,939   $       200,549    $      (170,851)  $    50,637,637
                                                 =======================================================================


                                                                           December 31, 1994
                                                 -----------------------------------------------------------------------
                                                                        Gross              Gross
                                                    Amortized        Unrealized         Unrealized          Market
                                                      Cost             Gains              Losses            Value
                                                 -----------------------------------------------------------------------
              U.S. Treasury securities           $    40,708,000   $         2,477    $      (998,267)  $    39,712,210
              Mortgage pass-through and
                related securities                     4,044,077             7,612           (165,549)        3,886,140
              Other securities                           504,100              ----               ----           504,100
                                                 -----------------------------------------------------------------------
                                                 $    45,256,177   $        10,089    $    (1,163,816)  $    44,102,450
                                                 =======================================================================


Securities available for sale with market values of $1,517,344 at September 30, 1995 were pledged to secure public deposits and for other purposes required or permitted by law.

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

   The amortized cost and approximate market value of securities classified as held to maturity at September 30, 1995 and December 31, 1994 are as follows:

                                                                           September 30, 1995
                                                 -----------------------------------------------------------------------
                                                                        Gross             Gross
                                                    Amortized        Unrealized        Unrealized           Market
                                                      Cost              Gains            Losses             Value
                                                 -----------------------------------------------------------------------
              U.S. Government agencies           $     1,003,685   $        62,878  $          ----   $       1,066,563
              Obligations of states and
               political subdivisions                  2,721,135           156,439              (12)          2,877,562
                                                 -----------------------------------------------------------------------
                                                 $     3,724,820   $       219,317  $           (12)  $       3,944,125
                                                 =======================================================================

                                                                           December 31, 1994
                                                 -----------------------------------------------------------------------
                                                                        Gross             Gross
                                                    Amortized        Unrealized        Unrealized           Market
                                                      Cost              Gains            Losses             Value
                                                 -----------------------------------------------------------------------
              U.S. Government agencies           $     3,005,108   $        72,705    $         ----    $     3,077,813
              Obligations of states and
                political subdivisions                 3,762,935            49,974           (34,604)         3,778,305
                                                 -----------------------------------------------------------------------
                                                 $     6,768,043   $       122,679    $      (34,604)   $     6,856,118
                                                 =======================================================================

    Securities held to maturity with amortized costs of $1,366,842 at September 30, 1995 were pledged to secure public and trust-fund deposits and for other purposes required or permitted by law.

5. Loans

   Major classifications of loans as of September 30, 1995 and December 31, 1994 are as follows:

                                                        September 30,        December 31,
                                                           1995                 1994
                                                  ----------------------------------------
                   Commercial and industrial      $       28,720,685   $       26,819,212
                   Energy                                  1,221,034            2,017,322
                   Installment                            36,679,231           28,766,338
                   Real estate-construction                1,346,346            1,228,717
                   Real estate-mortgage                   38,083,294           38,183,212
                   Agricultural                              551,015              585,414
                   Other                                      32,109               24,823
                                                  ----------------------------------------
                                                         106,633,714           97,625,038
                   Unearned discount                      (4,633,653)          (3,538,959)
                                                  ----------------------------------------
                                                         102,000,061           94,086,079
                   Allowance for loan losses              (2,018,728)          (1,990,638)
                                                  ----------------------------------------
                                                  $       99,981,333   $       92,095,441
                                                  ========================================

6.  Allowance for Loan Losses

    Transactions in the allowance for loan losses for the nine months ending September 30, 1995, and for the year ended December 31, 1994 are summarized as follows:

                                                                        September 30,        December 31,
                                                                           1995                 1994
                                                                 -------------------------------------------
                   Balance at beginning of period                $          1,990,638   $        1,794,380
                   Loans charged-off                                         (275,288)            (455,179)
                   Recoveries on loans                                        703,378              951,437
                                                                 -------------------------------------------
                   Net loans recovered                                        428,090              496,258
                   Provisions charged to operating expenses                  (400,000)            (300,000)
                                                                 -------------------------------------------
                   Balance at end of period                      $          2,018,728   $        1,990,638
                                                                 ===========================================

7.  Certificates of Deposit

    Included in certificates of deposits are certificates of deposits in denominations of $100,000 or more aggregating $12,239,423 and $10,502,219 at September 30, 1995 and December 31, 1994, respectively. Interest expense on certificates of deposits in denominations of $100,000 or more amounted to $426,076 and $292,271 for the nine months ended September 30, 1995 and September 30, 1994, respectively.


8.  Nonqualified Stock Option Plan

    On October 20, 1993, the Board of Directors authorized 160,000 shares of Company common stock for issuance under a nonqualified stock option plan for directors and key officers who the Board of Directors believe have a significant impact on the profitability of the Company. The options were granted in 1993 at an option price of $5 per common share, the estimated market value per common share on the date of the grant. At September 30, 1995, options for all 160,000 shares were outstanding, all of which are exercisable, as no options were exercised through that date. Expiration dates are ten (10) years from the date of the grant.

                                    Item 2.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


The following discussion highlights the major changes affecting the operations and condition of the Company for the quarter and nine months ended September 30, 1995 as compared to the same periods of 1994.

Overall Performance:

The Company had third quarter 1995 net income of $430,399, or $.25 net income per share, down $77,578, compared to $507,977, or $.30 net income per share for the same quarter of 1994. The Company had net income of $445,263, or $.26 net income per share for the second quarter ended June 30, 1995.

The Company's net income for the nine months ended September 30, 1995 was $1,295,766, or $.77 net income per share, up $68,836, compared to $1,226,930, or $.73 net income per share, for the same period of 1994. The increase in net income for the nine months period ended June 30,1995 compared to the same period of 1994 is attributable in large part to the increase in net interest income totaling $503,994 and to a $400,000 "negative" provision for loan losses made during the nine months ended September 30, 1995.

Provision for Loan Losses

A factor in the Company's operating results during the third quarter of 1995 and the nine months ended September 30, 1995 was the provision for loan losses. The Company made no provisions for loan losses during the third quarter ended September 30, 1995 and had "negative" provisions for loan losses of $400,000 for the nine months ended September 30, 1995. The Company had no provisions for loan losses for the third quarter ended September 30, 1994 and for the nine months ended September 30, 1994. The "negative" provisions for loan losses made during 1995 were the result of continued recoveries on loans previously charged off, which resulted in an allowance for loan losses that exceeded the minimum level determined necessary by the Company. The Company had net recoveries totaling $428,090 for the nine months ended September 30, 1995 compared to net recoveries totaling $289,050 for the same period in 1994.

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

While there is no precise method of predicting loan losses, it is the judgment of the Company's management that the allowance for loan losses at September 30, 1995, was adequate to absorb possible losses from the loans in the portfolio at that date.

Nonperforming assets and past-due accounts:

                                                                 September 30,               December 31,
                                                                      1995                       1994
                                                            ----------------------------------------------------
                 Nonperforming assets:
                    Nonaccrual loans                        $              1,186,000  $                 312,657
                    Other real estate                                        644,411                    764,756
                                                            ----------------------------------------------------
                                                            $              1,830,411  $               1,077,413
                                                            ====================================================
                 Accruing loans past due 90 days or more    $                104,299  $                    ----
                                                            ====================================================

Generally, the accrual of income is discontinued when the full collection of principal and interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is well secured and in the process of collection. Loans are not restored to full earning status until the borrower's ability to make payments of principal and interest at original or prevailing market terms has been demonstrated through substantial performance on the loan over an extended period of time. At September 30, 1995, nonaccrual loans totaled $1,186,000 compared to $312,657 and $471,226 at December 31, 1994 and September 30, 1994, respectively. Further information regarding the balance of nonaccrual loans at September 30, 1995, and related interest payment information, is as follows:

                                                                        Book                    Contractual
                                                                      Balance                     Balance
                                                             ------------------------------------------------------
                 Nonaccrual loans at December 31, 1994       $                 312,657   $                 624,678
                    Additions                                                1,101,721                   1,101,721
                    Reductions-principal payments                            (210,043)                   (389,618)
                    Reductions-interest payments                              (18,335)                        ----
                    Charge-offs                                                   ----                        ----
                    Transferred to other real estate                              ----                        ----
                                                             ------------------------------------------------------
                 Nonaccrual loans at September 30, 1995      $               1,186,000   $               1,336,781
                                                             ======================================================

The Company considers a nonaccrual loan to have substantial performance if eighty (80%) percent of principal payment and interest is collected.

                                                                                        Cash interest payments in 1995
                                                                                                  applied as:
                                                                              ------------------------------------------------------
                                          Book Balance        Contractual
                                               at             Balance at                            Recoveries of
                                          September 30,       September 30,        Interest         Prior Partial     Reduction of
                                              1995               1995               Income           Charge-offs        Principal
                                       ---------------------------------------------------------------------------------------------
     Contractually past due with:
       substantial performance         $         61,868   $        105,090   $            ----  $           ----  $          1,950
       limited performance                         ----               ----                ----              ----              ----
       no performance                              ----               ----                ----              ----              ----

     Contractually current, however:
       payment in full of principal
         or interest in doubt                 1,124,132          1,231,691                ----                              16,385
                                       ---------------------------------------------------------------------------------------------
                                       $      1,186,000   $      1,336,781   $            ----  $           ----  $         18,335
                                       =============================================================================================

Total nonperforming assets increased to $1,830,411 at September 30, 1995, up $752,998, compared to $1,077,413 at December 31, 1994. Nonperforming assets at September 30, 1994 totaled $1,429,287.

As part of the Credit Review Committee process, loans are graded according to risk. Loans having a greater degree of risk, but not necessarily a greater potential for loss, are placed on a watchlist. Such loans are performing and are either considered to be collateralized or higher reserves are allocated for unsecured exposures. The total amount of such loans at September 30, 1995 and December 31, 1994 not classified as nonaccrual, restructured, or past due 90 days and still accruing in the above table totaled $3.1 million and $4.2 million, respectively. Such loans totaled $3.8 million at September 30, 1994.

In addition, a substantial amount of the Company's nonperforming assets are attributable to other real estate located in the Corpus Christi, Texas area. Other real estate at September 30, 1995 was $644,411, down $120,345, compared to $764,756 at December 31, 1994. The decrease in other real estate during the nine months ended September 30, 1995 was largely attributable to sales of other real estate. Proceeds from sales of other real estate totaled $136,777 for the nine months ended September 30, 1995. Other real estate totaled $958,061 at September 30, 1994. Other real estate has been adjusted to estimated fair value less estimated selling costs, if lower than cost, and includes some income producing property.

With respect to other real estate, management of the Company believes it has made appropriate valuations, using independent appraisers, of these properties based on strict appraisal guidelines. The carrying value of other real estate is reviewed at least annually and the valuation allowance is revised through subsequent valuation provisions charged to other operating expenses. During the third quarter ended September 30, 1995, the Company made valuation provisions for other real estate totaling $30,000 compared to $60,000 for the same quarter of 1994. For the nine months ended September 30, 1995, the Company made valuation provisions for other real estate totaling $90,000 compared to $192,832 for the same period of 1994. In the opinion of management, this appraisal process results in values which represent approximate current market conditions at September 30, 1995.

Net Interest Income

Net interest income (the difference between interest income and interest expense) for the quarter ended September 30, 1995 was $1,929,353, up $192,296, compared to $1,737,057 for the same quarter of 1994. Net interest income for the nine months ended September 30, 1995 was $5,601,244, up $503,994, compared to $5,097,250 for the same period of 1994. The increase for the third quarter and the nine months ended September 30, 1995 was largely attributable to the increase in the prime lending rate and the increase in earning assets.

Earning assets at September 30, 1995 were $162.9 million, up $18.5 million, compared to $144.4 million at September 30, 1994. The yield on earning assets at September 30, 1995 was 7.9% compared to 7.3% for the same period last year. Interest-bearing liabilities at September 30, 1995 were $119.2 million, up $13.2 million, compared to $106.0 million at September 30, 1994. Yields on interest-bearing liabilities were 3.8% at September 30, 1995 compared to 3.2% at September 30, 1994. Net interest income as a percentage of average earning assets ("net interest margin") was 5.1% at September 30, 1995 compared to 4.9% at September 30, 1994. The net interest margin averaged 4.7% in 1994.

Noninterest Income

Noninterest income for the nine months ended September 30, 1995 was $2,259,829, up $72,047, compared to $2,187,782 for the same period of 1994. Trust fees for the nine months ended September 30, 1995 were $881,519, up $40,698, compared to $840,821 for the same period last year. The increase was largely attributable to non-recurring estate and stock transfer fees collected during 1995 totaling approximately $50,000. Service charges on deposit accounts were $755,165 for the nine months ended September 30, 1995, up $15,116, compared to $740,049 for the same period in 1994. The increase was largely attributable to an increase in nonsufficient fund charges totaling $23,156. Credit card fees were $140,327 for the nine months ended September 30, 1995, up $37,037 compared to $103,290 for the same period last year. The increase in credit card fees was the result of increased fees charged on Visa/Mastercard merchant services accounts during late 1994. Brokerage fees were $172,544 for the nine months ended September 30, 1995, up $141,703, compared to $30,841 for the same period last year. The increase in brokerage fees in 1995 compared to 1994 is due to the investment services department operating only since September 1994. The Company had no gains on sale of securities available for sale during the nine months ended September 30, 1995. The net gains on sale of securities available for sale of $165,081 during the nine months ended September 30,1994 were attributable to a restructuring of the securities available for sale portfolio to capitalize on reinvestment in other securities without a substantial reduction in interest rates or increased investment risk exposure and to position the Company to fund future loan growth. Other income totaled $310,274 for the nine months ended September 30, 1995, up $2,574, compared to $307,700 for the same period in 1994.

Noninterest income for the third quarter ended September 30, 1995 was $768,229, up $41,370, compared to $726,859 for the same quarter of 1994.

The following table details the changes in noninterest income for the nine months ended September 30, 1995 as compared with the same period of 1994.

                                                                                                           Change for the
                                                                                                          Nine Months Ended
                                                            September 30,         September 30,          September 30, 1995
                                                                1995                 1994              Amount        Percentage
                                                      ----------------------------------------------------------------------------
     Trust department income                          $           881,519  $          840,821   $         40,698             4.8
     Service charges                                              755,165             740,049             15,116             2.0
     Credit card fees                                             140,327             103,290             37,037            35.9
     Brokerage fees                                               172,544              30,841            141,703           459.5
     Net gains on sale of securities                                 ----             165,081          (165,081)         (100.0)
     available for sale
     Other income                                                 310,274             307,700              2,574              .1
                                                      ----------------------------------------------------------------------------
          Total noninterest income                    $         2,259,829  $        2,187,782   $         72,047             3.3
                                                      ============================================================================

Noninterest expenses

The Company's noninterest expenses were $6,282,307 for the nine months ended September 30, 1995, up $417,948, compared to $5,864,359 for the same period of 1994. Salaries and employee benefits for the nine months ended September 30, 1995 were $2,981,158, up $352,050, compared to $2,629,108 for the same period of 1994. The increase in salaries and employee benefits was primarily attributable to the increase in staff to operate the new South and West Banking facilities opened in 1994, the additional staffing required to offer Saturday banking during 1994, and to a three percent (3%) merit increase in salaries approved in 1995. Net occupancy expenses were $704,381 for the nine months ended September 30, 1995, up $95,233, compared to $609,148 for the same period last year. Furniture and equipment cost totaled $513,567 for the nine months ended September 30, 1995, up $57,642, compared to $455,925 for the same period last year. The increase in net occupancy expenses and furniture and equipment cost for the nine months ended September 30,1994 compared to the same period of 1994 was largely attributable to the opening of the South and West Banking facility and to the additions of motor bank lanes at the Village Banking Center. Net cost to operate other real estate was $100,767 for the nine months ended September 30, 1995, down $133,689, compared to $234,456 for the same period of 1994. The decrease in net cost to operate other real estate was primarily attributable to a decrease in valuation provisions on other real estate in 1995 totaling $102,832. Legal and professional fees were $533,063 for the nine months ended September 30, 1995, up $12,285, compared to $520,778 for the same period in 1994. Insurance expenses for the nine months ended September 30, 1995 were $215,469, down $77,404, compared to $292,873 for the same period in 1994. The decrease in insurance expenses were primarily the results of a third quarter 1995 FDIC insurance assessment refund totaling $94,961. This refund was the result of a recent decision by the FDIC to lower the assessment fee charged to banks on its deposits. Advertising expenses totaled $148,533 at September 30, 1995, down $46,924, compared to $195,457 for the same period last year. Other operating expenses totaled $1,085,369 for the nine months ended September 30, 1995, up $158,755, compared to $926,614 for the same period last year. The increase in other operating income was largely attributable to increases in the Company's printing and mailing expenses related to its 1995 proxy and 1994 annual report totaling approximately $56,774; increases in postage and freight charges totaling $36,397; increases in expenses related to Visa/Mastercard merchant services totaling $28,332; and increases in automated teller machine interchange fees totaling $40,706.

Noninterest expenses for the third quarter ended September 30, 1995 were $2,038,859, up $58,663, compared to $1,980,196 for the same period last year.

The following table details the changes in noninterest expenses for the nine months ended June 30, 1995 as compared to the same period of 1994.

                                                                                                           Change for the
                                                                                                         Nine Months Ended
                                                            September 30,       September 30,            September 30, 1995
                                                               1995                 1994              Amount        Percentage
                                                      ----------------------------------------------------------------------------
     Salaries and employee benefits                   $         2,981,158  $       2,629,108    $        352,050           13.4
     Net occupancy expenses                                       704,381            609,148              95,233           15.6
     Furniture and equipment expenses                             513,567            455,925              57,642           12.6
     Net cost to operate other real estate                        100,767            234,456            (133,689)         (57.0)
     Legal and professional fees                                  533,063            520,778              12,285            2.4
     Insurance expenses                                           215,469            292,873             (77,404)         (26.4)
     Advertising expenses                                         148,533            195,457             (46,924)         (24.0)
     Other operating expenses                                   1,085,369            926,614             158,755           17.1
                                                      ----------------------------------------------------------------------------
         Total noninterest expenses                   $         6,282,307  $       5,864,359    $        417,948            7.1
                                                      ============================================================================


Liquidity

Generally, the Company's largest source of funds is provided through deposits. Total deposits at September 30, 1995 were $158.7 million, up $1.0 million, compared to $157.7 million at December 31, 1994. In addition, at September 30, 1995 and at December 31, 1994, the Company had approximately $7.4 million and $5.9 million, respectively, in federal funds sold that could be readily converted to cash. Another source of liquidity, if the need arises, could come from the liquidation of securities available for sale totaling $50.6 million at September 30, 1995.

Funds are also generated through loan payoffs. Currently, management believes that it has an adequate level of liquidity to meet its financial obligations that will arise during the normal course of business in the coming year.

One principal ratio measurement used by regulatory authorities to measure liquidity is the ratio of net loans to total deposits. At September 30, 1995, the Company's ratio of net loans to total deposits was 63.0%, compared to 58.4% at December 31, 1994. The Company's ratio of net loans to total deposits at September 30, 1994 was 59.0%. At September 30, 1995, the Company's net loans to total deposits ratio of 63.0% compares to peer banking institutions in Texas with similar asset sizes which had net loans to total deposit ratios ranging from a low of 36%, median of 49% and a high of 63% at December 31, 1994. The Company's long-term strategy projects loan growth to 65% to 70% of total deposits.

Capital Resources

The Company and the Bank are required by federal regulations to meet certain minimum regulatory guidelines utilizing a risk-based capital framework that became effective on December 31, 1992. The Company and the Bank must have a minimum ratio of Tier 1 capital to total risk-adjusted assets of not less than 4%, a ratio of combined Tier 1 and Tier 2 capital to total risk-adjusted assets of not less than 8% and a leverage ratio of not less than 4%. For the purposes of these ratios, stockholders' equity does not include unrealized gains or losses on securities available for sale in accordance with regulatory guidelines. At September 30, 1995, the Company and the Bank each had a Tier 1 capital ratio of 14.03%, combined Tier 1 and Tier 2 capital ratio of 15.37% and leverage ratio of 8.5%. At December 31, 1994, the Company and the Bank each had a Tier 1 capital ratio of 14.6%, combined Tier 1 and Tier 2 capital ratio of 16.0% and leverage ratio of 8.4%.

The Company's equity to assets ratio is one indicator that management uses to monitor capital adequacy. At September 30, 1995, the Company's equity to assets ratio was 8.5% compared to 8.4% at December 31, 1994. The Company's equity to asset ratio at September 30, 1994 was 8.6%.

At September 30, 1995, the Company's subsidiary bank had an equity ratio of 8.5%, which exceeds the minimum requirement guideline of 6.0% by the Texas Department of Banking.

Other Matters

On July 5, 1995, the Company announced that its subsidiary bank, Citizens State Bank of Corpus Christi, Texas had entered into a definitive agreement to acquire The First National Bank of Taft, Texas, a bank with approximately $43 million in assets and located 20 miles from Corpus Christi, Texas. The purchase price of the acquisition is approximately $8.5 million. The definitive agreement is subject to certain conditions and approvals, which the Company believes will be satisfied within a few weeks.

                           PART II OTHER INFORMATION


Item 6. Exhibits and reports on Form-8K.

            (a)  Exhibits: See Index to Exhibits, Page 20.

            (b) The Company was not required to file any report on Form 8-K during the nine-month period ending September 30, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CORPUS CHRISTI BANCSHARES, INC.
                                             -------------------------------
                                                        REGISTRANT


     Date: November 13, 1995                 /s/John T. Wright, III
                                             --------------------------------
                                             John T. Wright, III
                                             Chairman of the Board

     Date: November 13, 1995                 /s/R. Jay Phillips
                                             --------------------------------
                                             R. Jay Phillips
                                             President and Chief Executive
                                             Officer

     Date: November 13, 1995                 /s/Jimmy M. Knioum
                                             --------------------------------
                                             Jimmy M. Knioum
                                             Treasurer

                        CORPUS CHRISTI BANCSHARES, INC.
                               INDEX TO EXHIBITS


                                                                    Sequentially
                                                                      Numbered
                                                                        Pages
                                                                    ------------
27           Financial Data Schedule                                    ________