Form 10KSB
period 1995-12-31
CORPUS CHRISTI BANCSHARES INC
filed 1996-04-01
CIK 757012

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-KSB
(Mark One)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

                  For the fiscal year ended December 31, 1995

[   ] Transition report under Section 13 or 15 (d) of the Securities Exchange
      Act of 1934 (No fee required)

            For the transition period from __________ to __________.

                         COMMISSION FILE NUMBER 0-13668
                        CORPUS CHRISTI BANCSHARES, INC.
                 (Name of Small Business Issuer in Its Charter)

           Texas                                                 74-2351663
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


 2402 Leopard Street
Corpus Christi, Texas                                              78408
- --------------------------------------------------------------------------------
(Address of Principal                                            (Zip Code)
  Executive Offices)

Issuer's telephone number, including area code:  (512) 887-3000

Securities registered under Section 12(b) of the Exchange Act:  X

                                                    Name of Each Exchange
Title of Each Class                                  on Which Registered
- -------------------                                -----------------------
COMMON STOCK, $5 PAR VALUE                           AMERICAN

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]     No  [   ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

         The Company had total revenue for fiscal year ended 1995 of $16,244,555.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 15, 1996, was approximately $21,263,000.

         The number of shares of Common Stock of the registrant outstanding as of March 15, 1996, was 1,600,000.

         Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

         Portions of the following documents are incorporated by reference into the designated parts of this Form 10-KSB: (a) annual report to shareholders for the fiscal year ended December 31, 1995 (Part I, II and Part III) and (b) Proxy Statement for the annual meeting of shareholders to be held May 15, 1996 (Part III).

                               TABLE OF CONTENTS




                                                          PART I

Item 1.          Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 2.          Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 4.          Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . . .  12


                                                         PART II

Item 5.          Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .  13
Item 6.          Management's Discussion and Analysis or Plan of Operations . . . . . . . . . . . . . . . . . . . . .  13
Item 7.          Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 8.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . .  13


                                                         PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 10.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 11.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . .  14
Item 12.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 13.         Exhibits, Lists and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                                     PART I

Item 1.  Description of Business

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

         Effective December 28, 1992, the Company transferred the ownership of the Bank to C.S.B.C.C., Inc., a Delaware corporation formed as a wholly-owned subsidiary of the Company. C.S.B.C.C., Inc. is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The reorganization involved the sale of the Common Stock of the Bank to C.S.B.C.C., Inc. by the Company in exchange for all the outstanding shares of the Common Stock of C.S.B.C.C., Inc. The transfer resulted in the creation of a two-tiered holding company structure whereby the Company owns 100% of C.S.B.C.C., Inc. which in turn owns 100% of the Bank. The Company did not incur any indebtedness in connection with the transfer and the cost involved in connection with the transfer was immaterial. The transfer of the ownership of the Bank to C.S.B.C.C., Inc. did not affect the respective equity positions of the shareholders of the Company.

         The Company is a two-tiered one-bank holding company registered under the BHCA, and functions primarily as the owner of C.S.B.C.C., Inc. which is the holder of all the Bank's Common Stock. On December 31, 1995, the Company's consolidated total shareholders' equity was $16,054,697.

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

         The Bank also makes secured installment loans for the purchase of automobiles and boats and secured and unsecured personal loans for a variety of other purposes. The Bank provides qualifying customers with a personal revolving line of credit, participates in the American Express Gold Card Program and offers credit cards to its customers.

         The Bank's indirect lending operation provides loan funding for automobile dealerships offering sales on credit. While the level of competition in this product area has grown, the Company expects this operation to continue to be a viable avenue of future loan production. Loans originated through this operation have grown from a year-end total in 1994 of $26.1 million to $33.6 million at December 31, 1995.

         The Bank furnishes traditional depository and lending services to a diversified group of commercial customers principally in South Texas. Most of the Bank's commercial business is with small to medium-sized companies. Services provided to commercial customers include short and medium-term loans, revolving credit arrangements, inventory and accounts receivable financing, including floor plan financing of automobiles and boats, equipment lease financing and commercial depository and cash management services.

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

Competition

         The banking business in Texas is highly competitive. As the sixth largest commercial bank (based on total deposits as of December 31, 1995) in Corpus Christi, Nueces County, Texas (the "City"), the Bank competes primarily with fourteen other state and national banks in Nueces County. Consumer finance companies, credit unions, factors, savings and loan associations, insurance companies and other non-bank entities also compete for various types of loans and deposit services. There is also active competition for various types of fiduciary and investment advisory services from other banks and trust companies, insurance companies and others.

         The Bank competes with other financial institutions for new depositors and loan customers through radio, newspaper and television advertising and individual contacts by Bank officers. The participation of the Bank in community activities also aids in its promotion.

Employees

         As of December 31, 1995, the Company, C.S.B.C.C., Inc. and the Bank collectively had 145 full-time equivalent employees compared to 131 and 113 at December 31, 1994 and 1993, respectively. The Company and its subsidiaries are equal opportunity employers and provide equal employment opportunities to individuals without regard to race, sex, age, national origin, religion, veteran status or physical handicap. No employees are represented by any union or similar collective bargaining group, and management believes that its employee relations are good.

Regulation and Supervision

                                  The Company

         The Company is registered as a bank holding company under the BHCA.
As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). In addition, the Company must file reports with the FRB. The BHCA also imposes certain restrictions on the Company's activities. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares of or substantially all of the assets of any company (including a bank) without the prior written approval of the FRB. In addition, bank holding companies are, in general, prohibited by the BHCA from engaging in activities that have not been determined by the FRB "to be so closely related to banking or managing or controlling banks as to be a proper incident thereto." The FRB publishes its determinations with respect to permissible nonbanking activities in the form of regulations and orders relating to specific applications.

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

         Under FRB policy, a holding company is expected to act as a "source of financial strength" to its subsidiary bank and to commit such resources as may be necessary to support the financial condition of its subsidiary banks. The Federal Deposit Insurance Corporation Act of 1991 (the "FDICIA") requires bank regulatory authorities to take "prompt corrective action" in the event a federally insured financial institution does not meet minimum regulatory capital requirements. The FDICIA established five categories of capitalization: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." If a bank becomes undercapitalized or worse, its activities will be substantially restricted and, in order to avoid being closed by the FDIC, it must submit and have accepted by its principal federal regulator a capital plan. In order for a capital plan to be acceptable, performance of the capital plan must be guaranteed by the bank's holding company. In this way, the FDICIA implements the FRB's policy with respect to holding companies serving as a "source of strength" for their bank's subsidiaries. The Bank meets the requirements of the "well capitalized" category.

         Federal bank regulatory officials are authorized to impose substantial penalties on financial institutions, their officers, directors, and other "institution affiliated parties" that violate the law, regulations or orders of the federal regulators, or engage in unsafe and unsound practices or, operate the financial institution in an unsafe and unsound condition, among other reasons. These penalties were substantially strengthened in 1989 when Congress enacted the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Regulatory officials are authorized to issue cease and desist orders, orders removing officers and directors from financial institutions, orders imposing civil money penalties, and orders requiring restitution for damages caused by misconduct or negligence. In addition, federal regulatory bank officials can refer conduct to the Department of Justice for prosecution in cases of criminal misconduct.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning in June 1997, the Interstate Act authorizes banks to merge with banks in another state as long as neither of the states has adopted legislation "opting out" of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. The Interstate Act also provides that states may permit interstate mergers prior to June 1, 1997 if they so desire. Texas is the only state to opt out of interstate banking to date. Texas banks will not be able to branch interstate (and out of state banks will not be able to branch into Texas) until September 2, 1999. While the Company is unable to predict the precise effects of the Interstate Act, it is likely that the banking industry will become further concentrated and that competition may intensify.

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

                                    The Bank

         As a bank incorporated under the Texas Banking Code that is not a member of the Federal Reserve System, the Bank is insured under the Federal Deposit Insurance Act and is subject to primary regulation and examination by the Department of Banking of the State of Texas and the Federal Deposit Insurance Corporation (the "FDIC"). Such regulation relates to reserves against deposits, issuance of capital notes, restrictions on loans to and in investments in subsidiaries, mergers, acquisitions, restrictions on investments, restrictions on businesses in which such banks and their subsidiaries may engage, branching, consumer protection and various other aspects of banking.

                            Bank Dividend Regulation

         Prior to the declaration of any dividend by a state-chartered bank, such bank must transfer to "certified surplus" an amount not less than 10% of its net profits earned since the last dividend was declared, as long as certified surplus is less than the capital of such bank. Additionally, banking regulations restrict the amount of dividends that may be paid by the Bank to the Company (through C.S.B.C.C., Inc.) without prior approval of the Texas Department of Banking and subject the Bank to minimum capital restrictions. Currently, the Bank is precluded from paying dividends to the Company (through C.S.B.C.C., Inc.) if the payment would result in an equity to assets ratio of less than 6% without prior approval of the banking regulators.

Economic Environment

         The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are its open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and their use may affect interest rates charged on loans or paid for deposits.

         FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and the Bank cannot be predicted.

Regional Economy

         Throughout 1995, the Corpus Christi Metropolitan Area ("Metropolitan Area") has enjoyed continued growth in vital segments of the local economy.
The primary industries of the Metropolitan Area, which consist of real estate, tourism, petrochemical and the military, exhibited positive trends throughout 1995, while other industries such as medical and education emerged as important parts of a more diversified base.

         The local job market continued a slow growth during 1995, with the number of employed area residents totaling 161,381 at year-end 1995, which reflects a 1.6% increase over the 1994 figure of 158,794. The most notable increase was seen in the service industry, as this segment provided 1,567 new jobs during the past twelve months.

         Overall, the real estate industry enjoyed a healthy 1995, marking the fourth consecutive year of growth for this economic segment. Through the first part of the year, mortgage rates remained favorable, in the 7% - 9% range, which not only afforded prospective home-owners the opportunity to purchase, but also gave existing home-owners the chance to refinance.

         Construction permits (both commercial and residential) through year-end 1995 totaled $200 million, which compares favorably to the November 1994 and December 1993 marks of $180.1 million and $156.5 million, respectively. In 1995, the construction industry benefited from the construction of two new Albertson's supermarkets, two new automobile dealerships, three new restaurants, a Home Depot retail outlet, four new area hotels and a sixteen screen movie theater. Construction of a factory outlet mall is slated to begin in the second quarter of 1996 on the City's far west side.

         Another vital segment of the local economy is the tourism industry, which continues to show positive trends in terms of convention delegates hosted, average hotel/motel occupancy rates, and tax receipts. The number of convention delegates hosted by the Metropolitan Area in 1995, as well as Metropolitan Area hotel occupancy taxes, reflected an increase over 1994. Average room and occupancy rates for Metropolitan Area hotels also increased during 1995. During 1995, three contiguous hotel projects were completed near the Moore Plaza Shopping Center, while a fourth project is being constructed on South Padre Island Drive towards the Padre Island National Seashore. These projects will provide an additional two hundred hotel rooms for the Metropolitan Area. Three of the biggest attractions in the Metropolitan Area, the USS Lexington aircraft carrier, the Columbus Ship Fleet, and the Texas Aquarium will merge during 1996, offering a blanket discount for admission to all three attractions.

         The third cornerstone industry of the local economy is the petrochemical industry. The local petrochemical refineries remain a vital part of the local economy through both capital investment and creation of jobs in the service sector of the labor force. The largest local refineries include Oxy Petrochemicals, Koch Refining, CITGO Refining, Valero Refining, and Coastal Refining & Marketing. Perhaps the most important element of the petrochemical industry is the continued vitality of the Port of Corpus Christi. The Port industries have invested over $4.23 billion in capital expansions since 1984, and handled over 70 million tons of cargo each year since 1990. During 1995, the Port moved 78 million tons of cargo, a .5% increase over 1994 levels. While petrochemical goods comprise the overwhelming share of Port cargo, efforts continue to be made to transform the Port into a variable activity facility.

         Another key part of the local economy is the military industry. In 1995, local military installations not only survived the Congressional base closures, but actually received additional manpower and operations, as a result of the closure of other national defense installations. As a result, 1995 was a year of growth for this industry, especially at the Naval Station Ingleside, which received additional minesweeping fleets. Other local military facilities (Corpus Christi NAS and Kingsville NAS) remain in full operation, as does the Metropolitan Area's largest civilian employer, the Corpus Christi Army Depot.

         As previously mentioned, the medical and education industries are emerging as increasingly important parts of the local economic base. Two recently completed hospitals (Bay Area Medical and Spohn South) serve the City's growing southside. These new hospitals compliment the existing hospitals and health care facilities in the local area, and through the attraction of additional physicians and health services, should make the Metropolitan Area the medical "hub" for south Texas and northern Mexico. With regard to education, Texas A&M University at Corpus Christi recently became an accredited four-year university. As part of the Texas A&M University System, the local community should benefit from a larger student base and expanded faculty and resources.

         The continued economic recovery in the regional economy has resulted in continued loan and deposit growth for the Company during 1995. At year-end 1995, net loans totaled $102.0 million, up $9.9 million, compared to $92.1 million the previous year. The Company's deposits increased to $200.9 million at year-end 1995, up $43.2 million, compared to $157.7 million the prior year. A significant component of the increased loans and deposits was a direct result of the acquisition by the Bank of The First National Bank of Taft, Texas on October 31, 1995. This acquisition resulted in additional loans and deposits totaling $3.8 million and $35.6 million, respectively. The Company's level of nonperforming assets increased from $1.1 million at year-end 1994 to $1.7 million at year-end 1995. The increase was primarily the result of two credit relationships which are collateralized primarily with real estate. In spite of a modest recovery in the local economy since 1989, the energy sector remains an item of concern and will continue to impact the Company's progress in reducing its nonperforming assets. Consequently, the ultimate impact that the economy could have on the Company and its subsidiaries cannot be predicted. See also "Management's Discussion and Analysis or Plan of Operations," Item 6 of this Report.

Certain Statistical Information

         The statistical disclosure for bank holding companies required by Guide 3 of the Industry Guides promulgated by the Securities and Exchange Commission is located on page 1 and on pages 9 through 26 of the Company's 1995 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 2.  Description of Property

Principal Offices

         The principal offices of the Company and the Bank are located at 2402 Leopard Street, Corpus Christi, Texas. Such principal offices comprise a four-story building which is owned unencumbered by the Bank. The Bank's facilities at 2402 Leopard Street also include a sixteen lane drive-in banking facility and approximately 94,000 square feet of adjacent parking lots. The drive-in facilities and parking lots are owned unencumbered by the Bank.

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

Village Banking Offices

         The Village Banking Center is located in the Village Shopping Center at 3801 South Alameda Street, Corpus Christi, Texas. The facility has approximately 1,665 square feet and is leased by the Bank at an annual rental of $30,000. Such lease expires on November 30, 1997 with a one-time five-year renewal option. The property is owned by four individuals. The owners and their respective percentages of ownership are Gary Roberts (29.17%), L. L. Woodman, Jr. (29.16%), L. L. Woodman, III (12.50%) and Giles Giddings (29.17%). Mr. Woodman, Jr. is a Director of the Company and the Bank and beneficially owns 32,602 shares (2.02% of shares outstanding) of the Company's Common Stock. The terms and conditions of such lease agreement are comparable to other area lease arrangements. The leased property has a fair market rent of $1.38 per square foot with comparable sites renting from $1.40 to $1.55 per square foot. The Village Banking Center offers the same services as the main bank with the exception of safety deposit box services.

The South Banking Offices

         The South Banking Center is located at 6230 South Staples Street, Corpus Christi, Texas. The South Banking Center consists of a 5,000 square foot banking facility located in a one story building on approximately two acres of land. The South Banking Center was purchased by the Bank in 1993 for $480,000 and opened in November 1994. The South Banking Center offers the same services as the main bank and is owned unencumbered by the Bank.

West Banking Offices

         The West Banking Center is located in the Five Points Shopping Center at 4101 Highway 77, L-1, Corpus Christi, Texas 78410. The facility has approximately 1,560 square feet and is leased by the Bank at an annual rental of $29,076. The lease is a three-year lease which expires on September 30, 1997. The property is owned by Jerry J. Moore Investments. The sole principals of such partnership are Jerry J. Moore and his wife, Jean H. Moore. The Five Points Banking Center offers the same services as the main bank with the exception of safety deposit box services.

Taft Banking Offices

The Taft Banking Center is located at 421 Green Avenue, Taft, Texas. The facility consists of a two-story building approximately 9,000 square feet in size which is owned unencumbered by the Bank. The Taft Banking Center also include a two lane drive-in banking facility and approximately 21,000 square feet of adjacent parking lots. The drive-in facilities and parking lots are also owned unencumbered by the Bank. The Taft Banking Center offers the same services as the main bank.

Sinton Unmanned Teller Facility

The unmanned teller facility is located at 502 East Sinton Street, Sinton, Texas. Such facility is comprised of an automated teller machine and approximately 10,800 square feet of land which is owned unencumbered by the Bank.

Portland Unmanned Teller Facility

The unmanned teller facility is located within a Maverick Market convenience store located at 1640 Wildcat Drive, Portland, Texas. The Bank leases space for this facility from Coastal Markets, LTD, at an annual rental of $3,900. Such lease expires on August 31, 1998 with two five-year renewal options.

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

                                    PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

         Information concerning the Common Stock of the Company is included on page 9 of the Company's 1995 Annual Report to Shareholders under the heading "Shareholder Information." Such information is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         Certain information concerning Management's Discussion and Analysis of Financial Condition and Results of Operations is located on pages 1 and 2 and on pages 9 through 26 of the Company's 1995 Annual Report to Shareholders.
Such information is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements located on pages 27 through 50 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         In the two most recent fiscal years preceding the date of the Company's most recent financial statements, the Company has not filed a Form 8-K report under the Securities Exchange Act of 1934, as amended ("Exchange Act"), reporting a change or disagreement with accountants.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Certain information concerning Security Ownership of Certain Beneficial Owners and Management is located on pages 2 through 6 under the heading "Information Concerning Nominees and Directors," and on page 9 under the heading "Principal Shareholders," of the Company's Proxy Statement filed with the Commission and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

         Certain information concerning Certain Relationships and Related Transactions is located on page 10 of the Company's Proxy Statement filed with the Commission, under the heading "Certain Transactions," and is incorporated herein by reference.

Item 13.  Exhibits, Lists and Reports on Form 8-K

         (a)     Exhibits:  See Index to Exhibits, Page 17.

         (b)     Reports on Form 8-K.

         On November 15, 1995, the Company filed a report on Form 8-K in connection with the acquisition of The First National Bank of Taft, Texas on October 31, 1995.

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


                                        CORPUS CHRISTI BANCSHARES, INC.
                                        (Registrant)

                                        By:


                                            /s/ John T. Wright, III
                                            -----------------------------------
                                            John T. Wright, III,
                                            Chairman of the Board

Date:    March 20, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                             Title                                 Date

  /s/ John T. Wright, III                Chairman of the Board and                    03-20-96
 -------------------------------------   Director
 John T. Wright, III


  /s/ R. Jay Phillips                    President and Chief                          03-20-96
 -------------------------------------   Executive Officer and
 R. Jay Phillips                         Director


  /s/ Jace C. Hoffman                    Secretary                                    03-20-96
 -------------------------------------
 Jace C. Hoffman


  /s/ Jimmy M. Knioum                    Treasurer                                    03-20-96
 -------------------------------------
 Jimmy M. Knioum


  /s/ John C. Brooke                     Director                                     03-20-96
 -------------------------------------
 John C. Brooke


  /s/ Marvin L. Berry                    Director                                     03-20-96
 -------------------------------------
 Marvin L. Berry

  /s/ J.B. Clark                         Director                                     03-20-96
 -------------------------------------
 J.B. Clark


  /s/ Joe R. DeLeon, Jr.                 Director                                     03-20-96
 -------------------------------------
 Joe R. DeLeon, Jr.


  /s/ Roy M. Grassedonio                 Director                                     03-20-96
 -------------------------------------
 Roy M. Grassedonio


  /s/ Stephen R. Karp                    Director                                     03-20-96
 -------------------------------------
 Stephen R. Karp


  /s/ Jack Powers                        Director                                     03-20-96
 -------------------------------------
 Jack Powers


  /s/ Roscoe M. Smith                    Director                                     03-20-96
 -------------------------------------
 Roscoe M. Smith


  /s/ L.L. Woodman, Jr.                  Director                                     03-20-96
 -------------------------------------
 L.L. Woodman, Jr.


  /s/ John T. Wright, Jr.                Director                                     03-20-96
 -------------------------------------
 John T. Wright, Jr.

                        CORPUS CHRISTI BANCSHARES, INC.
                               INDEX TO EXHIBITS

                                                                                                                Sequentially
                                                                                                                  Numbered
                                                                                                                    Page
                                                                                                                ------------
             3.1     Articles of Incorporation of the Company, as amended.
                                                                                                                ------------
             3.2     *Bylaws of the  Company, as amended (incorporated herein  by reference to Exhibit 3.2
                     of the Company's  Form 10-KSB for  the fiscal year  ended December 31,  1994.   Filed
                     with the Securities and Exchange Commission on March 30, 1995.)
                                                                                                                ------------
             4.1     *Form of  Certificate  for Company's  Common  Stock,  $5.00 par  value  (incorporated herein by reference to  Exhibit 4.a of  the Company's Form 10-K  for the fiscal  year
                     ended  December 31,  1993.   Filed  with the  Securities and  Exchange  Commission on
                     March 24, 1994.)
                                                                                                                ------------
             10.1    *Lease Agreement dated July 24, 1985,  between Medical Plaza Associates  and Citizens
                     State Bank of Corpus Christi (incorporated herein  by reference to Exhibit 10 of  the
                     Company's  Form 10-K for the  fiscal year  ended December 31,  1993.  Filed  with the
                     Securities and Exchange Commission on March 24, 1994.)
                                                                                                                ------------
             10.2    *Lease Agreement  dated December 1,  1992 between  Vestland Partnership and  Citizens
                     State Bank of Corpus Christi (incorporated herein  by reference to Exhibit 10 to  the
                     Company's  Form 10-K for the  fiscal year  ended December 31,  1992.  Filed  with the
                     Securities and Exchange Commission on March 29, 1993.)
                                                                                                                ------------
             10.3    *Lease  Agreement  dated  June 24,  1994,  between  Jerry J.  Moore  Investments  and
                     Citizens  State  Bank   of  Corpus  Christi  (incorporated  herein  by  reference  to
                     Exhibit 10.3 to  the Company's  Form 10-KSB for  the fiscal  year ended  December 31,
                     1994.  Filed with the Securities and Exchange Commission on March 30, 1995.)
                                                                                                                ------------
             10.4    *Corpus Christi  Bancshares, Inc.  Nonqualified Stock  Option Plan  and Stock  Option
                     Agreement under  the Corpus Christi  Bancshares, Inc. Nonqualified  Stock Option Plan
                     (incorporated herein  by reference to  Exhibit 10 to the  Company's Amended Form 10-K for the fiscal  year ended December 31, 1993.  Filed with the Securities and Exchange
                     Commission on April 25, 1994.)
                                                                                                                ------------

                                                                                                                Sequentially
                                                                                                                  Numbered
                                                                                                                    Page
                                                                                                                ------------

             10.5    Form of Severance Agreement between Citizens State Bank of Corpus Christi and certain executive officers.
                                                                                                                ------------
             13.     Company's 1995 Annual Report to Shareholders
                                                                                                                ------------
             21.     Subsidiaries of the Company
                                                                                                                ------------
             27.     Financial Data Schedule
                                                                                                                ------------


             * Previously filed. Deemed filed only with respect to those portions thereof expressly incorporated herein by reference.