Form 10QSB
period 1996-03-31
CORPUS CHRISTI BANCSHARES INC
filed 1996-05-15
CIK 757012

                                 FORM 10-QSB
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

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

                2402 Leopard Street, Corpus Christi, Texas78408
- --------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

                   Class                     Outstanding at May 10, 1996
- --------------------------------------------------------------------------------
      COMMON STOCK, $5.00 PAR VALUE                   1,600,000

      Transitional Small Business Disclosure Format (check one):
                             Yes [    ]  No [  X  ]

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES



                  INDEX                                                    PAGE
                                                                          NUMBER
Part I. Financial Information

        Item 1. Financial Statements

           Consolidated Balance Sheets - March 31, 1996 and
              December 31, 1995                                              3

           Consolidated Statements of Income -
              Three months ended March 31, 1996 and 1995                     5

           Consolidated Statements of Changes in Stockholders'
              Equity - Three months ended March 31, 1996 and March 31,1995   6

           Consolidated Statements of Cash Flows -
              Three months ended March 31, 1996 and March 31, 1995           7

           Notes to Consolidated Financial Statements                        8

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         12


Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K                             18

                 Signatures                                                  18

                         Part I. Financial Information
                          Item 1. Financial Statements


                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,                December 31,
                                                                                  1996                      1995
ASSETS:                                                                       (Unaudited)                 (Audited)
                                                                          ----------------------------------------------
Cash and due from banks                                                     $    10,933,994           $     18,568,553
Interest bearing deposits with Federal Home Loan Bank                                 8,881                    114,615
Federal funds sold                                                                  100,000                  6,000,000

Securities available for sale: (Note 3)
  U.S. Treasury securities                                                       36,382,344                 40,597,190
  Mortgage pass-through and related securities                                   43,998,092                 40,061,876
  Other securities                                                                  742,950                    610,150
                                                                          ----------------------------------------------
      Total securities available for sale                                        81,123,386                 81,269,216

Securities held to maturity: (Note 4)
   U.S. Government agencies                                                       1,002,736                  1,003,210
   Obligations of states and political subdivisions                               4,810,793                  4,859,314
                                                                          ----------------------------------------------
      Total securities held to maturity                                           5,813,529                  5,862,524

Loans (Note 5)                                                                  110,644,997                108,978,196
  Less: Unearned discount                                                       (4,617,942)                (4,444,346)
  Less: Allowance for loan losses (Note 6)                                      (2,490,052)                (2,542,513)
                                                                          ----------------------------------------------
     Net loans                                                                  103,537,003                101,991,337

Bank premises and equipment, net                                                  5,124,018                  5,213,133
Accrued interest receivable                                                       1,782,209                  1,842,287
Intangible assets                                                                 1,767,714                  1.781,854
Other real estate                                                                   439,900                    529,560
Other assets                                                                        580,097                    694,284
                                                                          ----------------------------------------------
          Total assets                                                      $   211,210,731           $    223,867,363
                                                                          ==============================================

         See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                                               March 31,                December 31,
                                                                                  1996                      1995
LIABILITIES AND SHAREHOLDERS' EQUITY:                                         (Unaudited)                 (Audited)
                                                                          ----------------------------------------------
Deposits:
   Demand                                                                   $    50,476,486           $     58,790,068
   Interest bearing transaction accounts                                         66,032,695                 72,494,574
   Savings                                                                       15,591,696                 15,600,520
   Certificates of deposit (Note 7)                                              53,538,121                 54,012,748
                                                                          ----------------------------------------------
          Total deposits                                                        185,638,998                200,897,910

Federal funds purchased                                                             900,000                       ----
Securities sold with agreements to repurchase                                     6,146,611                  5,459,000
Accrued interest payable                                                            347,026                    370,369
Dividends payable                                                                   120,000                    100,000
Other liabilities                                                                 1,619,272                    985,387
                                                                          ----------------------------------------------
          Total liabilities                                                     194,771,907                207,812,666
                                                                          ----------------------------------------------

SHAREHOLDERS' EQUITY:
   Common stock, $5.00 par value;
     4,000,000 shares authorized; 1,600,000
     shares issued and outstanding                                                8,000,000                  8,000,000
   Retained earnings                                                              8,575,394                  8,032,273
   Unrealized gains (losses) on securities available for sale                     (136,570)                     22,424
                                                                          ----------------------------------------------
          Total SHAREHOLDERS' equity                                             16,438,824                 16,054,697
                                                                          ----------------------------------------------

          Total liabilities and SHAREHOLDERS' equity                        $   211,210,731           $    223,867,363
                                                                          ==============================================

         See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                    Three months ended March 31,
Interest income:                                                                  1996                       1995
                                                                        ------------------------------------------------
   Interest on loans                                                       $      2,384,995          $       2,036,999
   Interest on deposits with Federal Home Loan Bank                                   1,495                        821
   Interest on federal funds sold                                                    26,439                    119,282
   Interest and dividends on securities available for sale:
     U.S. Treasury securities                                                       537,697                    481,377
     Mortgage pass-through and related securities                                   676,484                     57,736
     Other securities                                                                 8,947                      7,914
   Interest on securities held to maturity:
     U.S. Government agencies                                                        23,400                     74,901
     State and Political subdivisions                                                77,954                     80,537
                                                                        ------------------------------------------------
           Total interest income                                                  3,737,411                  2,859,567
                                                                        ------------------------------------------------

Interest expense:
    Interest on deposits:
        Interest bearing transaction accounts                                       474,697                    466,420
        Savings                                                                     113,879                    125,151
       Certificates of deposit                                                      694,215                    451,644
        Federal funds purchased                                                      17,965                       ----
        Securities sold with agreements to repurchase                                69,959                         39
                                                                        ------------------------------------------------
          Total interest expense                                                  1,370,715                  1,043,254
                                                                        ------------------------------------------------
          Net interest income                                                     2,366,696                  1,816,313
Provision for loan losses                                                              ----                  (200,000)
                                                                        ------------------------------------------------
          Net interest income after provision for loan losses                     2,366,696                  2,016,313
                                                                        ------------------------------------------------

Other income:
    Trust department income                                                         287,259                    310,583
    Service charges                                                                 272,748                    242,705
    Credit card fees                                                                 37,066                     40,675
    Brokerage fees                                                                   80,247                     39,316
    Other income                                                                    141,041                     93,492
                                                                        ------------------------------------------------
         Total other income                                                         818,361                    726,771
                                                                        ------------------------------------------------

Other expenses:
    Salaries and employee benefits                                                1,095,418                    974,005
    Occupancy expenses                                                              263,027                    243,199
    Furniture and equipment expenses                                                181,188                    178,444
    Amortization of intangible assets                                                29,993                       ----
    Net cost to operate other real estate                                            21,411                     14,444
    Legal and professional fees                                                     133,870                    170,758
    Insurance expenses                                                               21,529                    102,430
    Advertising expenses                                                             16,027                     47,307
    Other operating expenses                                                        369,040                    370,940
                                                                        ------------------------------------------------
         Total other expenses                                                     2,131,503                  2,101,527
                                                                        ------------------------------------------------
         Income before income taxes
                                                                                  1,053,554                    641,557
Applicable income taxes                                                             390,433                    221,453
                                                                        ------------------------------------------------
         Net income                                                        $        663,121          $         420,104
                                                                        ================================================
Weighted average of common stock and common
  stock equivalents outstanding                                                   1,702,113                  1,679,436
                                                                        ================================================
Net income per common share                                                $            .39          $             .25
                                                                        ================================================

         See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                    Net
                                                                                 Unrealized
                                                                              Gains(Losses) on
                                                                                 Securities
                                              Common            Retained        Available for
                                               Stock            Earnings            Sale               Total
                                        -------------------------------------------------------------------------
Balance at January 1, 1995                $   8,000,000      $  6,497,204       $ (1,058,743)      $ 13,438,461

Net income for three months
  ended March 31, 1995                             ----           420,104                ----           420,104

Cash dividends, declared,
   $.0625 per share                                ----         (100,000)                ----         (100,000)

Net change in unrealized losses
  on securities available for sale
  for the three months ended
  March 31, 1995                                   ----              ----             558,142           558,142
                                        -------------------------------------------------------------------------

Balance at March 31, 1995                 $   8,000,000      $  6,817,308       $   (500,601)      $ 14,316,707
                                        =========================================================================

Balance at January 1, 1996                $   8,000,000      $  8,032,273       $      22,424      $ 16,054,697

Net income for three months
  ended March 31, 1996                             ----           663,121                ----           663,121

Cash dividends, declared,
   $.0750 per share                                ----         (120,000)                ----         (120,000)

Net change in unrealized losses
  on securities available for sale
  for the three months ended
  March 31, 1996                                   ----              ----           (158,994)         (158,994)
                                        -------------------------------------------------------------------------

Balance at March 31, 1996                 $   8,000,000      $  8,575,394       $   (136,570)      $ 16,438,824
                                        =========================================================================


         See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Three months ended March 31,
                                                                                   1996                       1995
                                                                          ----------------------------------------------
Cash flows from operating activities:
Net income                                                                  $       663,121          $         420,104
Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation                                                                     169,579                    159,454
   Provision for loan losses                                                           ----                  (200,000)
   Deferred federal income tax expense                                               75,621                     82,519
   Gain on sale of bank premises and equipment                                     (13,435)                       ----
   Gain on sale of securities available for sale                                       ----                       ----
   Gain on sale of other real estate                                                   ----                   (18,344)
   Net amortization of investment securities available for sale
     and securities held to maturity                                                164,966                    122,192
   Valuation provisions for other real estate                                        15,000                     30,000
   Decrease in accrued interest receivable                                           60,078                    200,295
   Decrease (increase) in other assets                                              128,327                  (491,187)
   Increase (decrease)  in accrued interest payable                                (23,343)                     15,434
   Increase in other liabilities                                                    660,052                    410,958
                                                                          ----------------------------------------------
        Net cash provided by operating activities                                 1,899,966                    731,425
                                                                          ----------------------------------------------

Cash flows from investing activities:
   Net decrease (increase) in federal funds sold                                  5,900,000                (4,425,000)
   Proceeds from sales of securities available for sale                                ----                       ----
   Proceeds from maturities of securities available for sale                      5,519,656                  6,916,895
   Proceeds from maturities of securities held to maturity                           30,000                       ----
   Purchase of securities available for sale                                    (5,760,579)                (1,938,750)
   Purchase of securities held to maturity                                             ----                       ----
   Net increase in loans                                                        (1,722,686)                (3,679,326)
   Recoveries of charged-off loans                                                  177,020                    155,427
   Purchase of bank premises and equipment                                         (67,029)                  (133,401)
   Proceeds from sale of bank premises and equipment                                   ----                       ----
   Proceeds from sale of other real estate                                           74,660                     89,689
                                                                          ----------------------------------------------
        Net cash provided (used) by investing activities                          4,151,042                (3,014,466)
                                                                          ----------------------------------------------

Cash flows from financing activities:
   Net decrease in demand, interest bearing transaction
     and savings accounts                                                      (14,784,285)                (1,639,311)
  Net increase (decrease)  in certificates of deposit                             (474,627)                  1,180,852
  Net increase in federal funds purchased                                           900,000                       ----
   Net increase in securities sold with agreements to
      repurchase                                                                    687,611                    403,000
   Dividends paid                                                                 (120,000)                  (100,000)
                                                                          ----------------------------------------------
       Net cash used by financing activities                                   (13,791,301)                  (155,459)
                                                                          ----------------------------------------------
       Net decrease in cash and cash equivalents                                (7,740,293)                (2,438,500)
       Cash and cash equivalents at beginning of quarter                         18,683,168                 15,161,017
                                                                          ----------------------------------------------
       Cash and cash equivalents at end of quarter                          $    10,942,875          $      12,722,517
                                                                          ==============================================
Supplementary Information:
   Interest paid                                                            $     1,394,058          $       1,027,820
                                                                          ==============================================
   Income taxes paid                                                        $        89,007          $            ----
                                                                          ==============================================

         See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements herein have been prepared by Corpus Christi Bancshares, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary for the fair presentation of the results of the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest Annual Report on Form 10-KSB.

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

   Net Income Per Common Share

   Primary net income per common share is computed on the weighted average number of shares of common stock outstanding, including common stock assumed outstanding to reflect the potential dilutive effect of common stock options. Fully diluted net income per common share is computed on the weighted average number of shares of common stock outstanding, including the common stock assumed outstanding to reflect the maximum dilutive effect of common stock options. Fully diluted net income per common share is not presented for the periods presented because the effect is not dilutive.

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

    Included in securities classified as securities available for sale are mortgage pass-through and related securities which represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage pass-through and related securities are carried at fair value. Market interest rate fluctuations can affect both the timing of prepayments of principal and the yield on the securities. Other securities include investments in the Federal Home Loan Bank of $680,200 and Texas Independent Bank of $62,750 at March 31, 1996. Premiums and discounts are amortized using the straight-line method over the remaining period to contractual maturity. The net unrealized gains or losses on securities available for sale are recorded as a separate component of SHAREHOLDERS'equity.

    The amortized cost and market value of securities available for sale at March 31, 1996 and December 31, 1995 were as follows:

                                                                 March 31, 1996
                                 --------------------------------------------------------------------------
                                                             Gross              Gross
                                         Amortized        Unrealized         Unrealized           Market
                                           Cost              Gains             Losses             Value
                                 --------------------------------------------------------------------------
U.S. Treasury securities              $ 36,301,297      $     123,058      $    (42,011)   $   36,382,344
Mortgage pass-through and
  related securities                    44,040,670            159,041          (201,619)       43,998,092
Other securities                           742,950               ----               ----          742,950
                                 --------------------------------------------------------------------------
                                      $ 81,084,917      $     282,099      $   (243,630)   $   81,123,386
                                 ==========================================================================

                                                                 December 31, 1995
                                 --------------------------------------------------------------------------
                                                             Gross              Gross
                                         Amortized        Unrealized         Unrealized           Market
                                           Cost              Gains             Losses             Value
                                 --------------------------------------------------------------------------
U.S. Treasury securities              $ 40,429,105      $     210,918      $    (42,833)   $   40,597,190
Mortgage pass-through and
  related securities                    39,950,710            187,002           (75,836)       40,061,876
Other securities                           610,150               ----               ----          610,150
                                 --------------------------------------------------------------------------
                                      $ 80,989,965      $     397,920      $   (118,669)   $   81,269,216
                                 ==========================================================================


    Securities available for sale with market values of $6,586,719 and $6,599,170 at March 31, 1996 and December 31, 1995, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

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

    The amortized cost and approximate market value of securities held to maturity at March 31, 1996 and December 31, 1995 are as follows:

                                                                  March 31, 1996
                                     --------------------------------------------------------------------------
                                                              Gross             Gross
                                          Amortized        Unrealized        Unrealized          Market
                                            Cost             Gains             Losses            Value
                                     --------------------------------------------------------------------------
U.S. Government agencies                 $   1,002,736     $      48,202     $        ----     $   1,050,938
Obligations of states and political
  subdivisions                               4,810,793           136,710           (7,443)         4,940,060
                                     --------------------------------------------------------------------------
                                         $   5,813,529     $     184,912     $     (7,443)     $   5,990,998
                                     ==========================================================================
                                                                 December 31, 1995
                                     --------------------------------------------------------------------------
                                                             Gross             Gross
                                          Amortized        Unrealized        Unrealized          Market
                                            Cost             Gains             Losses            Value
                                     --------------------------------------------------------------------------
Obligations of other U.S.
  government agencies                    $  1,003,210      $      61,790     $        ----     $   1,065,000
Obligations of states and political
  subdivisions                              4,859,314            177,768           (6,387)         5,030,695
                                     --------------------------------------------------------------------------
                                         $  5,862,524      $     239,558     $     (6,387)    $    6,095,695
                                     ==========================================================================


    Securities held to maturity with amortized costs of $1,165,821 and $2,355,126 at March 31, 1996 and December 31, 1995, respectively, were pledged to secure public and trust-fund deposits and for other purposes required or permitted by law.

5. Loans

   Major classifications of loans  are as follows:

                                      March 31,           December 31,
                                         1996                 1995
                                ----------------------------------------
Commercial and industrial         $   28,835,878       $    28,481,910
Energy                                 1,733,919             1,691,571
Installment                           38,010,541            36,670,868
Real estate-construction               1,783,899             1,172,986
Real estate-mortgage                  36,268,862            37,835,935
Agricultural                           3,968,460             3,102,465
Other                                     43,438                22,461
                                ----------------------------------------
                                     110,644,997           108,978,196
Unearned discount                    (4,617,942)           (4,444,346)
                                ----------------------------------------
                                     106,027,055           104,533,850
Allowance for loan losses            (2,490,052)           (2,542,513)
                                ----------------------------------------
                                  $  103,537,003       $   101,991,337
                                ========================================

6.  Allowance for Loan Losses

    Transactions in the allowance for loan losses for the three months ended March 31, 1996, and the year ended December 31, 1995 are summarized as follows:

                                                   March 31,           December 31,
                                                     1996                  1995
                                             ---------------------------------------
Balance at beginning of period                 $    2,542,513        $   1,990,638
Loans charged-off                                   (229,481)            (475,134)
Recoveries on loans                                   177,020            1,369,464
                                             ---------------------------------------
Net loans (charged-off) recovered                    (52,461)              894,330
Provisions charged to operating expenses                 ----            (600,000)
Allowance acquired in purchase transaction               ----              257,545
                                             ---------------------------------------
Balance at end of period                       $    2,490,052        $   2,542,513
                                             =======================================


7.  Certificates of Deposit

    Included in certificates of deposits are certificates of deposits in excess of $100,000 aggregating $15,099,865 and $15,156,682 at March 31, 1996 and
    December 31, 1995, respectively. Interest expense on certificates of deposits in denominations of $100,000 or more amounted to $202,512 and $121,832 for the months ended March 31, 1996 and March 31, 1995, respectively.

8.  Nonqualified Stock Option Plan

    On October 20, 1993, the Board of Directors authorized 160,000 shares of Company common stock for issuance under a nonqualified stock option plan for directors and key officers who the Board of Directors believe have a significant impact on the profitability of the Company. The options were granted in 1993 at an option price of $5 per common share, the estimated market value per common share on the date of the grant. At March 31, 1996, options for all 160,000 shares were outstanding, all of which are exercisable, as no options were exercised through March 31, 1996. Expiration dates are ten (10) years from the date of the grant.

                                    Item 2.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the major changes affecting the operations and condition of the Company for the three months ended March 31, 1996 as compared to the same quarter of 1995 including the effect of the 1995 acquisition of The First National Bank of Taft, Texas ("Taft Acquisition") on first quarter 1996 performance.

Overall Performance:

The Company's net earnings before taxes at March 31, 1996 was $1,053,554, up $411,997, compared to $641,557 for the same quarter in 1995. Net income for the quarter ended March 31, 1996 was $663,121, up $243,017, compared to $420,104 for the same quarter of 1995. The increase in after tax earnings for the first quarter of 1996 compared to the same period last year was attributable in large part to the increase in net interest income totaling $550,383 and to a increase in noninterest income totaling $91,590. Earnings per share for the first quarter ended March 31, 1996 was $.39 per share compared to $.25 per share for the same quarter of 1995.

Provision for Loan Losses

The Company had no provisions for loan losses during the first quarter of 1996 compared to a $200,000 "negative" provision during the same quarter one year ago. The Company made a $200,000 "negative" provision for loan losses during the first quarter of 1995 as a result of continued increases in recoveries on prior loans charged-off. During the quarter ended March 31, 1996, the Company had net chargeoffs totaling $52,461 compared to net recoveries totaling $96,440 for the same quarter in 1995.

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

While there is no precise method of predicting loan losses, it is the judgment of the Company's management that the allowance for loan losses at March 31, 1996, was adequate to absorb possible losses from the loans in the portfolio at that date.

Nonperforming assets and past-due accounts are as follows:

                                              March 31,      December 31,
                                                1996            1995
                                         ----------------------------------
Nonperforming assets:
   Nonaccrual loans                        $   1,381,595   $   1,185,565
   Other real estate                             439,900         529,560
                                         ----------------------------------
                                           $   1,821,495   $   1,715,125
                                         ==================================

Accruing loans past due 90 days or more    $     140,066   $     134,350
                                         ==================================

Generally, the accrual of income is discontinued when the full collection of principal and interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is well secured and in the process of collection. Loans are not restored to full earnings status until the borrower's ability to make payments of principal and interest at original or prevailing market terms has been demonstrated through substantial performance on the loan over an extended period of time. At March 31, 1996, nonaccrual loans totaled $1,381,595 compared to $1,185,565 at December 31, 1995.

Further information regarding the balance of nonaccrual loans at March 31, 1996, and related interest payment information, is as follows:

                                                  Book        Contractual
                                                Balance         Balance
                                          ---------------------------------
Nonaccrual loans at December 31, 1995       $   1,185,565    $  1,289,548
   Additions                                      255,965         256,158
   Reductions-principal payments                 (47,733)        (85,198)
   Reductions-interest payments                  (12,202)            ----
   Charge-offs                                       ----            ----
   Transferred to other real estate                  ----            ----
                                          ---------------------------------
Nonaccrual loans at March 31, 1996          $   1,381,595    $  1,460,508
                                          =================================


The Company considers a nonaccrual loan to have substantial performance if eighty percent (80%) of principal payment and interest is collected.

                                                                                   Cash interest payments in 1996
                                                                                            applied as:
                                                                         -------------------------------------------------------
                                      Book Balance       Contractual
                                           at            Balance at                           Recoveries of
                                       March 31,          March 31,            Interest       Prior Partial      Reduction of
                                          1996              1996                Income         Charge-offs        Principal
                                    --------------------------------------------------------------------------------------------
Contractually past due with:
   Substantial performance            $     27,370     $      27,889      $         ----       $      ----      $       ----
   Limited perfromance                      50,660            50,660                ----              ----              ----
Contractually current, however,
  payment in full or principal
    or interest in doubt                 1,303,565         1,381,959                ----              ----            12,202
                                    --------------------------------------------------------------------------------------------
                                      $  1,381,595     $   1,460,508      $         ----       $      ----      $     12,202
                                    ============================================================================================

Total nonperforming assets increased to $1,821,495 at March 31, 1996, up $106,370, compared to $1,715,125 at December 31, 1995. Nonperforming assets at March 31, 1995 totaled $883,567.

The recorded investments in loans for which an impairment has been recognized and the related allowance for loan losses at March 31, 1996 were $2,180,102 and $781,668, respectively. The average recorded investment in impaired loans during the first quarter of 1996 was $2,291,532. Interest recognized on impaired loans during the first quarter of 1996 was $20,668.

As part of the CRC process, loans are graded according to risk. Loans having a greater degree of risk, but not necessarily a greater potential for loss, are placed on a watchlist. Such loans are performing and are either considered to be collateralized or higher reserves are allocated for unsecured exposures. The total amount of such loans at March 31, 1996 and December 31, 1995 not classified as nonaccrual, restructured, or past due 90 days and still accruing in the above table totaled $2.9 million and $3.1 million, respectively. Such loans totaled $4.5 million at March 31, 1995.

In addition, a substantial amount of the Company's nonperforming assets are attributable to other real estate located in the Corpus Christi, Texas area. Other real estate at March 31, 1996 was $439,900, compared to $529,560 and $663,411 at December 31, 1995 and March 31, 1995, respectively. Other real estate has been adjusted to estimated fair value less estimated selling costs, if lower than cost, and includes some income producing property.

With respect to other real estate, management of the Company believes it has made appropriate valuations, using independent appraisers, of these properties based on strict appraisal guidelines. The carrying value of other real estate is reviewed at least annually and the valuation allowance is revised through subsequent valuation provisions charged to other operating expenses. During the quarter ended March 31, 1996, the Company made valuation provisions for other real estate totaling $15,000 compared to $30,000 for the same quarter of 1995. In the opinion of management, this appraisal process results in values which represent current market conditions at March 31, 1996 and 1995.

Net Interest Income

Net interest income (the difference between interest income and interest expense) at March 31, 1996 was $2,366,696, up $550,383, compared to $1,816,313 for the same quarter of 1995. The increase was largely attributable to the increase in the volume of earning assets.

Earning assets at March 31, 1996 was $191.7 million, up $37.6 million, compared to $154.1 million at March 31, 1995. The yield on earning assets at March 31, 1996 was 8.1% compared to 7.8% for the same period last year. Interest-bearing liabilities at March 31, 1996 were $142.2 million, up $27.8 million, compared to $114.4 million at March 31, 1995. Yields on interest-bearing liabilities were 3.7% at March 31, 1996 compared to 4.3% at March 31, 1995. The increase in earning assets and interest-bearing liabilities during the first quarter of 1996 as compared to the same quarter one year ago was primarily the results of the Taft Acquistion.

Net interest income as a percentage of average earning assets ("net interest margin") was 4.9% at March 31, 1996 compared to 4.9% at March 31, 1995. The net interest margin averaged 4.7% during 1995.

NonInterest Income

Noninterest income was $818,361 for the quarter ended March 31, 1996, up $91,590 or 12.6%, compared to $726,771 for the same quarter of 1995. Trust department income for the quarter ended March 31, 1996 was $287,259, down $23,324, compared to $310,583 for the same period in 1995. The decrease was largely attributable to nonrecurring estate and stock transfer fees collected during the first quarter of 1995 totaling approximately $50,000. Service charges were $272,748 for the quarter ended March 31, 1996, up $30,043, compared to $242,705 for the same period in 1995. The increase was largely attributable to an increase in nonsufficient fund charges totaling $15,016 and to service charges related to the Taft Acqusition totaling $12,770. Credit card fees were $37,066 for the quarter ended March 31, 1996, down $3,609, compared to $40,675 for the same period last year. Brokerage fees totaled $80,247, up $40,931, as compared to $39,316 for the same period one year ago. Other income totaled $141,041 for the quarter ended March 31, 1996, up $47,549, compared to $93,492 for the same period in 1995. The increase in other income for the first quarter of 1996 was largely attributable to increases in automated teller machine interchange fees totaling $42,258.

The following table details the changes in noninterest income for the first quarter of 1996 as compared with the first quarter of 1995.

                                                                                          Change for
                                                                                            Quarter
                                                                                        Ended March 31,
                                            March 31,           March 31,         -----------------------------
                                             1996                1995               Amount          Percentage
                                       ------------------------------------------------------------------------
Trust department income                 $     287,259       $     310,583       $    (23,324)          (7.5)%
Service charges                               272,748             242,705              30,043           12.4%
Credit card fees                               37,066              40,675             (3,609)          (8.9)%
Brokerage fees                                 80,247              39,316              40,931          104.1%
Other income                                  141,041              93,492              47,549           50.9%
                                       ------------------------------------------------------------------------
     Total noninterest income           $     818,361       $     726,771       $      91,590           12.6%
                                       ========================================================================

Noninterest expenses

The Company's noninterest expenses were $2,131,503, for the quarter ended March 31, 1996, up $29,976, compared to $2,101,527 for the same period of 1995.
Salaries and employee benefits for the quarter ended March 31, 1996 were $1,095,418, up $121,413, compared to $974,005 for the same quarter of 1995. The increase in salaries and employee benefits was primarily attributable to salaries and benefits related to the Taft Acquisition totaling $62,428, increases in medical insurance totaling $10,077, and a 3% merit increase during 1995. Occupancy expenses were $263,027 for the quarter ended March 31, 1996, up $19,828, compared to $243,199 for the same quarter in 1995. Furniture and equipment expenses totaled $181,188 for the quarter ended March 31, 1996, up $2,744, compared to $178,444 for the same quarter in 1995. The increase in occupancy expenses and furniture and equipment expenses for the first quarter of 1996 compared to the same quarter in 1995 was largely attributable to depreciation expenses related to assets acquired in the Taft Acquisition totaling $30,320, and $12,975, respectively. Amortization of intangible assets related to the Taft Acquisition totaled $29,993 during the first quarter of 1996. Net cost to operate other real estate was $21,411 for the quarter ended March 31, 1996, up $6,967, compared to $14,444 for the same quarter of 1995. The increase in net cost to operate other real estate was primarily related to a decrease in rental income on other real estate property in 1996 totaling approximately $18,344. Legal and professional fees were $133,870 for the quarter ended March 31, 1996, down $36,888, compared to $170,758 for the same period in 1995. The decrease was largely attributable to decreases in legal fees related to the Company totaling $16,806 and to decreased consulting fees related to proxy solicitation services provided to the Company totaling $23,176. Insurance expenses for the quarter ended March 31, 1996 were $21,529, down $80,901, compared to $102,430 for the same period in 1995. The reduction in insurance expenses in the first quarter of 1996 was the result of lower Federal Deposit Insurance Corporation ("FDIC") insurance assessments totaling approximately $82,763 during the first quarter of 1996. Advertising expenses totaled $16,027 at March 31, 1996, down $31,280, compared to $47,307 for the same quarter in 1995. Other expenses totaled $369,040 for the quarter ended March 31, 1996, down $1,900, compared to $370,940 for the same period last year.

The following table details the changes in noninterest expenses for the first quarter of 1996 as compared to the first quarter of 1995.

                                                         Percent of                       Percent of               Change for
                                                        Net Interest                     Net Interest                Quarter
                                                             and                             and                 Ended March 31,
                                             March 31,   Noninterest        March 31,    Noninterest      --------------------------
                                              1996         Income             1995          Income            Amount     Percentage
                                        --------------------------------------------------------------------------------------------
Salaries and employee benefits           $ 1,095,418         34.39%      $   974,005         38.30%       $  121,413         12.5%
Occupancy expenses                           263,027          8.26%          243,199          9.56%           19,828          8.2%
Furniture and equipment expenses             181,188          5.69%          178,444          7.01%            2,744          1.5%
Amortization of intangible assets             29,993           .94%             ----           ----           29,993        100.0%
Net cost to operate other  real
    estate                                    21,411           .67%           14,444           .57%            6,967         48.2%
Legal and professional fees                  133,870          4.20%          170,758          6.71%         (36,888)       (21.6)%
Insurance expenses                            21,529           .68%          102,430          4.03%         (80,901)       (79.0)%
Advertising expenses                          16,027           .50%           47,307          1.86%         (31,280)       (66.1)%
Other operating expenses                     369,040         11.59%          370,940         14.59%          (1,900)         (.5)%
                                        --------------------------------------------------------------------------------------------
    Total noninterest expenses           $ 2,131,503         66.92%      $ 2,101,527         82.63%       $   29,976          1.4%
                                        ============================================================================================

Liquidity

Generally, the Company's largest source of funds is provided through deposits. Total deposits at March 31, 1996 were $185.6 million, down $15.3 million, compared to $200.9 million at December 31, 1995. The decline in deposits during the first quarter of 1996 is in part reflective of seasonal trends as experienced during the prior five years. Total deposits at March 31, 1995 were $157.2 million. In addition, at March 31, 1996 and at December 31, 1995, the Company had approximately $100 thousand and $6.0 million, respectively, in federal funds sold that could be readily converted to cash. Another source of liquidity, if the need arises, could come from the liquidation of securities available for sale totaling $81.1 million at March 31, 1996.

Funds are also generated through loan payoffs and maturities of investment securities. Currently, management believes that it has an adequate level of liquidity to meet its financial obligations that will arise during the normal course of business in the coming year.

One principal ratio measurement used by regulatory authorities to measure liquidity is the ratio of net loans to total deposits. At March 31, 1996, the Company's ratio of net loans to total deposits was 55.8%, compared to 50.8% at December 31, 1995. The Company's ratio of net loans to total deposits at March 31, 1995 was 53.4%. At March 31, 1996, the Company's net loans to total deposits ratio of 55.8% was above the median compared to peer banking institutions in Texas with similar asset sizes which had net loans to total deposit ratios ranging from a low of 41%, median of 52% and a high of 65% at December 31, 1995. The Company's long-term strategy projects loan growth to 65% to 70% of total deposits.

Capital Resources

The Company and the Bank are required by federal regulations to meet certain minimum regulatory guidelines utilizing a risk-based capital framework that became effective on December 31, 1992. The Company and the Bank must have a minimum ratio of Tier 1 capital to total risk-adjusted assets of not less than 4%, a ratio of combined Tier 1 and Tier 2 capital to total risk-adjusted assets of not less than 8% and a leverage ratio of not less than 4%. For the purposes of these ratios, shareholders' equity does not include unrealized gains or losses on securities available for sale or intangible assets in accordance with regulatory guidelines. At March 31, 1996, the Company and the Bank each had a Tier 1 capital ratio of 12.3%, combined Tier 1 and Tier 2 capital ratio of 13.6% and leverage ratio of 7.0%. At December 31, 1995, the Company and the Bank each had a Tier 1 capital ratio of 12.0%, combined Tier 1 and Tier 2 capital ratio of 13.3% and leverage ratio of 6.4%.

The Company's equity to assets ratio is one indicator that management uses to monitor capital adequacy. At March 31, 1996, the Company's equity to assets ratio was 7.0% compared to 6.4% at December 31, 1995. The Company's equity to asset ratio at March 31, 1995 was 8.4%. The decrease in the Company's equity to assets ratio at March 31, 1996 as compared to 8.4% at March 31, 1995 was a direct result of the Taft Acquisition.

At March 31, 1996, the Company's subsidiary bank had an equity ratio of 7.0%, which exceeds the minimum requirement guideline of 6.0% specified by the Texas Department of Banking.

                          PART II - OTHER INFORMATION




Item 6. Exhibits and reports on Form 8-K.

            (a)  Exhibits: See Index to Exhibits, Page 20.

            (b) The Company was not required to file any report on Form 8-K during the three-month period ending March 31, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CORPUS CHRISTI BANCSHARES, INC.
                                   REGISTRANT



Date: May 10, 1996                        s/John T. Wright, III
                                          -------------------------------------
                                          John T. Wright, III
                                          Chairman of the Board

Date: May 10, 1996                        s/R. Jay Phillips
                                          -------------------------------------
                                          R. Jay Phillips
                                          President and Chief Executive Officer

Date: May 10, 1996                        s/Jimmy M. Knioum
                                          -------------------------------------
                                          Jimmy M. Knioum
                                          Treasurer

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



                                    EXHIBITS

                                       TO

                                  FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                              ___________________


                      For the Quarter Ended March 31, 1996
                         Commission File Number 0-13668


                              ___________________

                        CORPUS CHRISTI BANCSHARES, INC.

                        CORPUS CHRISTI BANCSHARES, INC.
                               INDEX TO EXHIBITS

                                                                   Sequentially
                                                                     Numbered
                                                                      Pages

                 27           Financial Data Schedule
                                                                     -------