Form 10QSB
period 1996-06-30
CORPUS CHRISTI BANCSHARES INC
filed 1996-08-13
CIK 757012

                                  FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the quarterly period ended June 30, 1996

[    ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               ----------------     -----------------

                          Commission File No. 0-13668

                        CORPUS CHRISTI BANCSHARES, INC.
            -------------------------------------------------------
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

               Class                      Outstanding at August 13, 1996
- --------------------------------------------------------------------------------
   COMMON STOCK, $5.00 PAR VALUE                    1,600,000

           Transitional Small Business Disclosure Format (check one):
                             Yes [    ]  No [  X  ]

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES

                                    INDEX

                                                                                          PAGE
                                                                                          NUMBER
Part I. Financial Information

        Item 1. Financial Statements

           Consolidated Balance Sheets - June 30, 1996 and
              December 31, 1995                                                            3

           Consolidated Statements of Income -
              Three months and six months ended June 30, 1996 and June 30, 1995            5

           Consolidated Statements of Changes in Shareholders'
              Equity - Six months ended June 30, 1996 and June 30,1995                     6

           Consolidated Statements of Cash Flows -
              Three months and six months ended June 30, 1996 and June 30, 1995            7

           Notes to Consolidated Financial Statements                                      8

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                                      12

Part II. Other Information

        Item 4. Submission of Matters to a Vote of Security Holders                       18

        Item 6. Exhibits and Reports on Form 8-K                                          19

                 Signatures                                                               20

                         Part I. Financial Information
                          Item 1. Financial Statements

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                        June 30,                   December 31,
                                                                          1996                         1995
ASSETS:                                                                (Unaudited)                  (Audited)
                                                                     ===========================================
Cash and due from banks                                              $    11,413,504            $    18,568,553
Interest bearing deposits with Federal Home Loan Bank                         28,192                    114,615
Federal funds sold                                                           100,000                  6,000,000

Securities available for sale: (Note 3)
  U.S. Treasury securities                                                31,227,812                 40,597,190
  Mortgage pass-through and related securities                            41,295,897                 40,061,876
  Other securities                                                           753,100                    610,150
                                                                     ------------------------------------------
      Total securities available for sale                                 73,276,809                 81,269,216

Securities held to maturity: (Note 4)
   U.S. Government agencies                                                1,002,261                  1,003,210
   Obligations of states and political subdivisions                        4,692,960                  4,859,314
                                                                     ------------------------------------------
      Total securities held to maturity                                    5,695,221                  5,862,524

Loans (Note 5)                                                           113,573,376                108,978,196
  Less: Unearned discount                                                 (4,607,388)                (4,444,346)
  Less: Allowance for loan losses (Note 6)                                (2,334,942)                (2,542,513)
                                                                     ------------------------------------------
     Net loans                                                           106,631,046                101,991,337

Bank premises and equipment, net                                           4,979,720                  5,213,133
Accrued interest receivable                                                1,794,321                  1,842,287
Intangible assets                                                          1,740,059                  1,781,854
Other real estate                                                            345,567                    529,560
Other assets                                                                 609,386                    694,284
                                                                     ------------------------------------------
          Total assets                                               $   206,613,825            $   223,867,363
                                                                     ==========================================


See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                                              June 30,                 December 31,
                                                                                1996                       1995
                                                                             (Unaudited)                (Audited)
                                                                          ============================================
LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits:
   Demand                                                                 $      49,808,780         $       58,790,068
   Interest bearing transaction accounts                                         62,224,302                 72,494,574
   Savings                                                                       15,382,514                 15,600,520
   Certificates of deposit (Note 7)                                              52,234,418                 54,012,748
                                                                          --------------------------------------------
          Total deposits                                                        179,650,014                200,897,910

Federal funds purchased                                                           5,825,000                       ----
Securities sold with agreements to repurchase                                     3,465,000                  5,459,000
Accrued interest payable                                                            324,733                    370,369
Dividends payable                                                                   120,000                    100,000
Other liabilities                                                                   810,646                    985,387
                                                                          --------------------------------------------
          Total liabilities                                                     190,195,393                207,812,666
                                                                          --------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, $5.00 par value;
     4,000,000 shares authorized; 1,600,000
     shares issued and outstanding                                                8,000,000                  8,000,000
   Retained earnings                                                              9,002,150                  8,032,273
   Unrealized gains (losses) on securities available for sale                      (583,718)                    22,424
                                                                          --------------------------------------------
          Total shareholders' equity                                             16,418,432                 16,054,697
                                                                          --------------------------------------------
          Total liabilities and shareholders' equity                      $     206,613,825         $      223,867,363
                                                                          ============================================


See accompanying notes to Consolidated Financial Statements.

               CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                           Three months ended June 30,           Six months ended June 30,
Interest income:                                              1996              1995               1996              1995
                                                        ------------------------------------------------------------------------
   Interest on loans                                    $     2,346,261    $     2,168,788   $      4,731,256   $      4,205,787
   Interest on deposits with other banks                          2,609                853              4,104              1,674
   Interest on federal funds sold                                 9,698            214,103             36,137            333,385
   Interest and dividends on securities
     available for sale:
     U.S. Treasury securities                                   461,453            431,017            999,150            912,394
     Mortgage pass-through and related securities               659,555             62,443          1,336,039            120,179
     Other securities                                             9,920              9,014             18,867             16,928
   Interest on securities held to maturity:
     U.S. Government agencies                                    23,401             74,900             46,801            149,801
     State and Political subdivisions                            77,316             80,536            155,270            161,073
                                                        ------------------------------------------------------------------------
           Total interest income                              3,590,213          3,041,654          7,327,624          5,901,221
                                                        ------------------------------------------------------------------------
Interest expense:
    Interest on deposits:
       Interest bearing transaction accounts                    481,002            496,272            955,699            962,692
       Savings                                                  124,020            135,765            237,899            260,916
       Certificates of deposit                                  670,400            532,193          1,364,615            983,837
       Federal funds purchased                                   26,266               ----             44,231               ----
       Securities sold with agreements to repurchase             48,520             21,846            118,479             21,885
                                                        ------------------------------------------------------------------------
          Total interest expense                              1,350,208          1,186,076          2,720,923          2,229,330
                                                        ------------------------------------------------------------------------
          Net interest income                                 2,240,005          1,855,578          4,606,701          3,671,891
Provision for loan losses                                          ----           (200,000)              ----           (400,000)
                                                        ------------------------------------------------------------------------
          Net interest income after provision
             for loan losses                                  2,240,005          2,055,578          4,606,701          4,071,891
                                                        ------------------------------------------------------------------------
Other income:
    Trust department income                                     277,819            294,541            565,078            605,124
    Service charges                                             283,718            255,155            556,466            497,860
    Credit card fees                                             46,006             46,512             83,072             87,187
    Brokerage fees                                              100,801             75,968            181,048            115,284
    Other income                                                134,429             92,653            275,470            186,145
                                                        ------------------------------------------------------------------------
          Total other income                                    842,773            764,829          1,661,134          1,491,600
                                                        ------------------------------------------------------------------------
Other expenses:
    Salaries and employee benefits                            1,064,275          1,000,457          2,159,693          1,974,462
    Net occupancy expenses                                      264,714            238,562            527,741            481,761
    Furniture and equipment expenses                            193,360            171,456            374,548            349,900
    Amortization of intangible assets                            30,612               ----             60,605               ----
    Net cost to operate other real estate                        17,364             37,748             38,775             52,192
    Legal and professional fees                                 277,831            159,465            411,701            330,223
    Insurance expenses                                           19,777             95,426             41,306            197,856
    Advertising expenses                                         19,189             36,691             35,216             83,998
    Other operating expenses                                    409,275            402,116            778,315            773,056
                                                        ------------------------------------------------------------------------
         Total other expense                                  2,296,397          2,141,921          4,427,900          4,243,448
                                                        ------------------------------------------------------------------------
         Income before income taxes                             786,381            678,486          1,839,935          1,320,043
Applicable income taxes                                         239,625            233,223            630,058            454,676
                                                        ------------------------------------------------------------------------
         Net income                                     $       546,756    $       445,263   $      1,209,877   $        865,367
                                                        ========================================================================
Weighted average of common stock and common
  stock equivalents outstanding                               1,709,206          1,681,260          1,705,660          1,680,348
                                                        ========================================================================
Net income per common share                             $           .32    $           .26   $            .71   $            .51
                                                        ========================================================================

See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                        Net
                                                                                    Unrealized
                                                                                 Gains (Losses) on
                                                                                     Securities
                                                Common             Retained         Available for
                                                 Stock             Earnings             Sale              Total
                                            -----------------------------------------------------------------------
Balance at January 1, 1995                  $     8,000,000    $     6,497,204    $     (1,058,743)   $  13,438,461

Net income for six months
  ended June 30, 1995                                  ----            865,367                ----          865,367

Cash dividends, declared,
  $.1250 per share                                     ----           (200,000)               ----         (200,000)

Net change in unrealized gains
  on securities available for sale
  for the six months ended
  June 30, 1995                                        ----               ----             898,323          898,323
                                            =======================================================================
Balance at June 30, 1995                    $     8,000,000    $     7,162,571   $        (160,420)   $  15,002,151
                                            =======================================================================

Balance at January 1, 1996                  $     8,000,000    $     8,032,273   $          22,424    $  16,054,697

Net income for six months
  ended June 30, 1996                                  ----          1,209,877                ----        1,209,877

Cash dividends, declared,
$.1500 per share                                       ----           (240,000)               ----         (240,000)

Net change in unrealized losses
  on securities available for sale
  for the six months ended
  June 30, 1996                                        ----               ----            (606,142)        (606,142)
                                            -----------------------------------------------------------------------
Balance at June 30, 1996                    $     8,000,000    $     9,002,150   $        (583,718)   $  16,418,432
                                            =======================================================================

See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Three months ended June 30,             Six months ended June 30,

                                                               1996               1995                1996                1995
                                                              ==================================================================
Cash flows from operating activities:
Net income                                                    $     546,756    $     445,263    $   1,209,877     $      865,367
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                     165,100          164,121          334,679            323,575
   Provision for loan losses                                           ----         (200,000)            ----           (400,000)
   Deferred federal income tax expense (benefit)                    (88,563)          78,111          (12,942)           160,630
   Gain on sale of property and equipment                              (857)            ----          (14,292)              ----
   Gain on sale of securities available for sale                       ----             ----             ----               ----
   Gain on sale of other real estate                                   ----             ----             ----            (18,344)
   Net amortization of investment securities available
     for sale and securities held to maturity                       133,456          105,876          298,422            228,068
   Valuation provisions for other real estate                         5,000           30,000           20,000             60,000
   Decrease (increase) in accrued interest receivable               (12,112)        (104,749)          47,966             95,546
   Decrease (increase) in other assets                               (1,634)         229,389          126,693           (261,798)
   Increase (decrease) in accrued interest payable                  (22,293)          13,131          (45,636)            28,565
   Increase (decrease) in other liabilities                        (509,714)         119,316          150,338            530,274
                                                              ------------------------------------------------------------------
        Net cash provided by  (used)
            by operating activities                                 215,139          880,458        2,115,105          1,611,883
                                                              ------------------------------------------------------------------
Cash flows from investing activities:
   Net decrease (increase) in federal funds sold                       ----       (5,125,000)       5,900,000         (9,550,000)
   Proceeds from sales of securities available for sale                ----             ----             ----               ----
   Proceeds from maturities of securities available for sale      7,064,082        5,848,933       12,583,738         12,765,828
   Proceeds from maturities of securities held to maturity          100,000             ----          130,000               ----
   Purchase of securities available for sale                        (10,150)         (56,000)      (5,770,729)        (1,994,750)
   Purchase of securities held to maturity                             ----             ----             ----               ----
   Net increase in loans                                         (3,267,037)      (2,898,991)      (4,989,723)        (6,578,317)
   Recoveries of charged-off loans                                  172,994          350,417          350,014            505,844
   Purchase of bank premises and equipment                          (43,135)         (96,789)        (110,164)          (230,190)
   Proceeds from sale of bank premises and equipment                 23,190             ----           23,190               ----
   Proceeds from sale of other real estate                           89,333            4,300          163,993             93,989
                                                              ------------------------------------------------------------------
        Net cash provided (used) by investing activities          4,129,277       (1,973,130)       8,280,319         (4,987,596)
                                                              ------------------------------------------------------------------
Cash flows from financing activities:
   Net decrease in demand, interest bearing
     transaction and savings accounts                            (4,685,281)      (1,509,290)     (19,469,566)        (3,148,601)
   Net increase (decrease)  in certificates of deposit           (1,303,703)       2,561,502       (1,778,330)         3,742,354
   Net increase in federal funds purchased                        4,925,000             ----        5,825,000               ----
   Net increase (decrease) in securities sold with
     agreements to repurchase                                    (2,681,611)       2,068,929       (1,994,000)         2,471,929
   Dividends paid                                                  (100,000)        (100,000)        (220,000)          (200,000)
                                                              ------------------------------------------------------------------
       Net cash provided (used) by financing
           activities                                            (3,845,595)       3,021,141      (17,636,896)         2,865,682
                                                              ------------------------------------------------------------------
       Net increase(decrease) in cash and cash
           equivalents                                              498,821        1,928,469       (7,241,472)          (510,031)
       Cash and cash equivalents at beginning of
           period                                                10,942,875       12,722,517       18,683,168         15,161,017
                                                              ------------------------------------------------------------------
       Cash and cash equivalents at end of period             $  11,441,696    $  14,650,986    $  11,441,696     $   14,650,986
                                                              ==================================================================
Supplementary information:
   Interest paid                                              $   1,372,501    $   1,172,945    $   2,766,559     $    2,200,765
                                                              ==================================================================
   Income taxes paid                                          $     790,000    $     260,000    $     879,007     $      260,000
                                                              ==================================================================



See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

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

    Net Income Per Common Share

    Primary net income per common share is computed on the weighted average number of shares of common stock outstanding, including common stock assumed outstanding to reflect the potential dilutive effect of common stock options. Fully diluted net income per common share is computed on the weighted average number of shares of common stock outstanding, including the common stock assumed outstanding to reflect the maximum dilutive effect of common stock options. Fully diluted net income per common share was not applicable for the periods presented because the effect is not significant.

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

    Included in securities classified as securities available for sale are mortgage pass-through and related securities which represent participating interest in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage pass-through and related securities are carried at fair value. Market interest rate fluctuations can affect both the timing of prepayments of principal and the yield on the securities. Other securities include investments in the Federal Home Loan Bank of $690,100, Texas Independent Bank of $62,750 and the Corpus Christi Development Corporation of $250 at June 30, 1996. Premiums and discounts are amortized using the straight-line method over the remaining period to contractual maturity. The net unrealized gains or losses on securities available for sale are recorded as a separate component of shareholders' equity.

    The amortized cost and market value of securities available for sale at June 30, 1996 and December 31, 1995 were as follows:

                                                               June 30, 1996
                                   ======================================================================
                                                          Gross              Gross
                                      Amortized        Unrealized         Unrealized          Market
                                        Cost             Gains              Losses            Value
                                   ======================================================================
U.S. Treasury securities           $    31,208,412   $        81,270    $       (61,870)  $    31,227,812
Mortgage pass-through and
  related securities                    41,954,325            12,525           (670,953)       41,295,897
Other securities                           753,100              ----               ----           753,100
                                   ----------------------------------------------------------------------
                                   $    73,915,837   $        93,795    $      (732,823)  $    73,276,809
                                   ======================================================================


                                                             December 31, 1995
                                   ======================================================================
                                                          Gross              Gross
                                      Amortized        Unrealized         Unrealized          Market
                                        Cost             Gains              Losses            Value
                                   ======================================================================
U.S. Treasury securities           $    40,429,105   $       210,918    $       (42,833)  $    40,597,190
Mortgage pass-through and
  related securities                    39,950,710           187,002            (75,836)       40,061,876
Other securities                           610,150              ----               ----           610,150
                                   ----------------------------------------------------------------------
                                   $    80,989,965   $       397,920    $      (118,669)  $    81,269,216
                                   ======================================================================


    Securities available for sale with market values of $58,514,229 at June 30, 1996 and $6,599,170 at December 31, 1995 were pledged to secure public deposits and for other purposes required or permitted by law.

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

    The amortized cost and approximate market value of securities classified as held to maturity at June 30, 1996 and December 31, 1995 are as follows:

                                                               June 30, 1996
                                   ======================================================================
                                                          Gross             Gross
                                      Amortized        Unrealized        Unrealized           Market
                                        Cost              Gains            Losses             Value
                                   ======================================================================
U.S. Government agencies           $     1,002,261   $        38,364  $          ----   $       1,040,625
Obligations of states and
  political subdivisions                 4,692,960            97,268          (10,295)          4,779,933
                                   ----------------------------------------------------------------------
                                   $     5,695,221   $       135,632  $       (10,295)  $       5,820,558
                                   ======================================================================

                                                               December 31, 1995
                                   ======================================================================
                                                          Gross             Gross
                                      Amortized        Unrealized        Unrealized           Market
                                        Cost              Gains            Losses             Value
                                   ======================================================================
U.S. Government agencies           $     1,003,210   $        61,790    $         ----    $     1,065,000
Obligations of states and
political subdivisions                   4,859,314           177,768            (6,387)         5,030,695
                                   ----------------------------------------------------------------------
                                   $     5,862,524   $       239,558    $       (6,387)   $     6,095,695
                                   ======================================================================


    Securities held to maturity with amortized costs of $1,165,678 at June 30, 1996 and $2,355,126 at December 31, 1995 were pledged to secure public and trust-fund deposits and for other purposes required or permitted by law.

5.  Loans

    Major classifications of loans as of June 30, 1996 and December 31, 1995 are as follows:

                                    June 30,          December 31,
                                      1996                1995
                               =======================================
Commercial and industrial      $       28,465,740   $       28,481,910
Energy                                  1,773,164            1,691,571
Installment                            40,288,418           36,670,868
Real estate construction                2,345,159            1,172,986
Real estate mortgage                   36,075,406           37,835,935
Agricultural                            4,563,910            3,102,465
Other                                      61,579               22,461
                               ---------------------------------------
                                      113,573,376          108,978,196
Unearned discount                      (4,607,388)          (4,444,346)
                               ---------------------------------------
                                      108,965,988          104,533,850
Allowance for loan losses              (2,334,942)          (2,542,513)
                               ---------------------------------------
                               $      106,631,046   $      101,991,337
                               =======================================

6.  Allowance for Loan Losses

    Transactions in the allowance for loan losses for the six months ending June 30, 1996, and for the year ended December 31, 1995 are summarized as follows:

                                                    June 30,           December 31,
                                                      1996                 1995
                                              =========================================
Balance at beginning of period                $          2,542,513  $         1,990,638
Loans charged-off                                         (557,585)            (475,134)
Recoveries on loans                                        350,014            1,369,464
                                              -----------------------------------------
Net loans recovered (charged-off)                         (207,571)             894,330
Provisions charged to operating expenses                      ----             (600,000)
Allowance acquired in purchase transaction                    ----              257,545
                                              -----------------------------------------
Balance at end of period                      $          2,334,942  $         2,542,513
                                              =========================================

7.  Certificates of Deposit

    Included in certificates of deposits are certificates of deposits in denominations of $100,000 or more aggregating $14,848,238 and $15,156,682 at June 30, 1996 and December 31, 1995, respectively. Interest expense on certificates of deposits in denominations of $100,000 or more amounted to $401,434 and $261,338 for the six months ended June 30, 1996 and June 30, 1995, respectively.

8.  Nonqualified Stock Option Plan

    On October 20, 1993, the Board of Directors authorized 160,000 shares of Company common stock for issuance under a nonqualified stock option plan for directors and key officers who the Board of Directors believe have a significant impact on the profitability of the Company. The options were granted in 1993 at an option price of $5 per common share, the estimated market value per common share on the date of the grant. On May 14, 1996, options for 200 shares of the Company's common stock were exercised. At June 30, 1996, those shares had not been issued pending delivery of required payment of taxes and certain documents required by the Company.
    At June 30, 1996, options for 159,800 shares were outstanding, all of which are exercisable through that date. Expiration dates are ten (10) years from the date of the grant.

                                    Item 2.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion highlights the major changes affecting the operations and condition of the Company for the quarter and six months ended June 30, 1996 as compared to the same periods of 1995.

Overall Performance:

The Company had second quarter 1996 net income of $546,756, or $.32 net income per share, up $101,493, compared to $445,263, or $.26 net income per share for the same quarter of 1995.

The Company's net income for the six months ended June 30, 1996 was $1,209,877, or $.71 net income per share, up $344,510, compared to $865,367, or $.51 net income per share, for the same period of 1995. The increase in net income for the six months period ended June 30,1996 compared to the same period of 1995 is attributable in large part to the increase in net interest income totaling $934,810 and to an increase in noninterest income totaling $169,534.

Provision for Loan Losses

The Company had no provisions for loan losses during the second quarter of 1996 nor the six months ended June 30, 1996. This compares to "negative" provisions made by the Company during the second quarter of 1995 and the six months ended June 30, 1995 of $200,000 and $400,000, respectively. The "negative" provisions made by the Company during 1995 were the result of increased recoveries on prior loans charged-off. The Company had net charge-offs totaling $207,571 for the six months ended June 30, 1996 compared to net recoveries totaling $362,799 for the same period in 1995.

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

While there is no precise method of predicting loan losses, it is the judgment of the Company's management that the allowance for loan losses at June 30, 1996, was adequate to absorb possible losses from the loans in the portfolio at that date.

Nonperforming assets and past-due accounts were as follows:

                                                   June 30,                 December 31,
                                                     1996                       1995
                                           ===================================================
Nonperforming assets:
   Nonaccrual loans                        $              1,530,725  $               1,185,565
   Other real estate                                        345,567                    529,560
                                           ---------------------------------------------------
                                           $              1,876,292  $               1,715,125
                                           ===================================================
Accruing loans past due 90 days or more    $                280,920  $                 134,350
                                           ===================================================

Generally, the accrual of income is discontinued when the full collection of principal and interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is well secured and in the process of collection. Loans are not restored to full earnings status until the borrower's ability to make payments of principal and interest at original or prevailing market terms has been demonstrated through substantial performance on the loan over an extended period of time. At June 30, 1996, nonaccrual loans totaled $1,530,725 compared to $1,185,565 and $101,819 at December 31, 1995 and June 30, 1995, respectively. Further information regarding the balance of nonaccrual loans at June 30, 1996, and related interest payment information, is as follows:

                                                       Book                    Contractual
                                                     Balance                     Balance
                                            =====================================================
Nonaccrual loans at December 31, 1995       $               1,185,565   $               1,289,548
   Additions                                                  506,619                     507,906
   Reductions-principal payments                              (71,775)                    (72,426)
   Reductions-interest payments                               (42,713)                       ----
   Charge-offs                                                (46,971)                    (47,490)
   Transferred to other real estate                              ----                        ----
                                            -----------------------------------------------------
Nonaccrual loans at June 30, 1996           $               1,530,725   $               1,677,538
                                            =====================================================



The Company considers a nonaccrual loan to have substantial performance if eighty percent (80%) of principal payment and interest is collected.


                                                                                   Cash interest payments in 1996
                                                                                             applied as:
                                    Book Balance       Contractual       ----------------------------------------------------
                                         at             Balance at                           Recoveries of
                                      June 30,           June 30,           Interest         Prior Partial     Reduction of
                                        1996               1996              Income           Charge-offs      Principal
                                      =======================================================================================
Contractually past due with:
  substantial performance             $     50,852     $       87,288     $          ----    $         ----    $        5,055
  limited performance                       43,417             43,417                ----              ----              ----
  no performance                              ----               ----                ----              ----              ----

Contractually current, however:
  payment in full of principal
    or interest in doubt                 1,436,456          1,546,833                ----              ----            37,658
                                      ---------------------------------------------------------------------------------------
                                      $  1,530,725     $    1,677,538     $          ----    $         ----    $       42,713
                                      =======================================================================================

Total nonperforming assets increased to $1,876,292 at June 30, 1996, up $161,167, compared to $1,715,125 at December 31, 1995. Nonperforming assets at June 30, 1995 totaled $1,659,166.

The recorded investments in loans for which an impairment has been recognized and the related allowance for loan losses at June 30, 1996 were $2,048,559 and $520,628, respectively. The average recorded investment in impaired loans during the six months ended June 30, 1996 was $2,126,005. Interest recognized on impaired loans during the six months ended June 30, 1996 was $40,291.

As part of the CRC process, loans are graded according to risk. Loans having a greater degree of risk, but not necessarily a greater potential for loss, are placed on a watchlist. Such loans are performing and are either considered to be collateralized or higher reserves are allocated for unsecured exposures. The total amount of such loans at June 30, 1996 and December 31, 1995 not classified as nonaccrual, restructured, or past due 90 days and still accruing in the above table totaled $3,817,342 and $3,062,924, respectively. Such loans totaled $4,221,688 at June 30, 1995.

In addition, a substantial amount of the Company's nonperforming assets are attributable to other real estate located in the Corpus Christi, Texas area. Other real estate at June 30, 1996 was $345,567, down $183,993, compared to $529,560 at December 31, 1995. Other real estate totaled $629,111 at June 30, 1995. Other real estate has been adjusted to estimated fair value less estimated selling costs, if lower than cost, and includes some income producing property.

With respect to other real estate, management of the Company believes it has made appropriate valuations, using independent appraisers, of these properties based on strict appraisal guidelines. The carrying value of other real estate is reviewed at least annually and the valuation allowance is revised through subsequent valuation provisions charged to other operating expenses. During the second quarter ended June 30, 1996, the Company made valuation provisions for other real estate totaling $5,000 compared to $30,000 for the same quarter of 1995. For the six months ended June 30, 1996, the Company made valuation provisions for other real estate totaling $20,000 compared to $60,000 for the same period of 1995. In the opinion of management, this appraisal process results in values which represent current market conditions at June 30, 1996 and 1995.

Net Interest Income

Net interest income (the difference between interest income and interest expense) for the quarter ended June 30, 1996 was $2,240,005, up $384,427, compared to $1,855,578 for the same quarter of 1995. Net interest income for the six months ended June 30, 1996 was $4,606,701, up $934,810, compared to $3,671,891 for the same period of 1995. The increase for the second quarter and the six months ended June 30, 1996 was largely attributable to the increase in the volume of earning assets as a result of the acquisition of The First National Bank of Taft, Texas ("Taft Acquisition") on October 31, 1995.

Earning assets at June 30, 1996 were $186.5 million, up $30.0 million, compared to $156.5 million at June 30, 1995. The yield on earning assets at June 30, 1996 was 7.5% compared to 8.1% for the same period last year. Interest-bearing liabilities at June 30, 1996 were $139.1 million, up $23.0 million, compared to $116.1 million at June 30, 1995. The yields on interest-bearing liabilities was 3.9% at June 30, 1996 compared to 4.2% at June 30, 1995. Net interest income as a percentage of average earning assets ("net interest margin") was 4.6% at June 30, 1996 compared to 5.0% at June 30, 1995. The net interest margin averaged 4.7% in 1995.

Noninterest Income

Noninterest income for the six months ended June 30, 1996 was 1,661,134, up $169,534, compared to $1,491,600 for the same period of 1995. Trust fees for the six months ended June 30, 1996 were $565,078, down $40,046, compared to $605,124 for the same period in 1995. The decrease was largely attributable to non-recurring estate and stock transfer fees collected during 1995 totaling approximately $50,000. Service charges on deposit accounts were $556,466 for the six months ended June 30, 1996, up $58,606, compared to $497,860 for the same period in 1995. The increase was largely attributable to an increase in nonsufficient fund charges totaling $40,442. Credit card fees were $83,072 for the six months ended June 30, 1996, down $4,115 compared to $87,187 for the same period last year. Brokerage fees were $181,048 for the six months ended June 30, 1996, up $65,764, compared to $115,284 for the same period in 1995. Other income totaled $275,470 for the six months ended June 30, 1996, up $89,325, compared to $186,145 for the same period in 1995. The increase in other income for the first six months of 1996 was largely attributable to increases in automated teller machine interchange fees totaling $79,856. The increase in automated teller machine interchange fees was due in part to the addition of two automated teller machines in 1995 acquired in the Taft Acquisition.

Noninterest income for the second quarter ended June 30, 1996 was $842,773, up $77,944, compared to $764,829 for the same quarter of 1995.

The following table details the changes in noninterest income for the six months ended June 30, 1996 as compared with the same period of 1995.

                                                                                                       Change for the
                                                                                                      Six Months Ended
                                                        June 30,             June 30,                   June 30, 1996
                                                          1996                 1995               Amount         Percentage
                                                   =========================================================================
Trust department income                            $        565,078    $        605,124     $      (40,046)          (6.6)%
Service charges                                             556,466             497,860             58,606            11.8%
Credit card fees                                             83,072              87,187             (4,115)          (4.7)%
Brokerage fees                                              181,048             115,284             65,764            57.0%
Other income                                                275,470             186,145             89,325            48.0%
                                                   -------------------------------------------------------------------------
     Total noninterest income                      $      1,661,134    $      1,491,600     $      169,534            11.4%
                                                   =========================================================================


Noninterest expenses

The Company's noninterest expenses were $4,427,900 for the six months ended June 30, 1996, up $184,452, compared to $4,243,448 for the same period of 1995. Salaries and employee benefits for the six months ended June 30, 1996 were $2,159,693, up $185,231, compared to $1,974,462 for the same period of 1995.
The increase in salaries and employee benefits was primarily attributable to salaries and benefits related to the Taft Acquisition totaling $113,425, increases in medical insurance totaling $29,988, and a 3% merit increase during 1995. Full time equivalent employees at June 30, 1996 were 138 compared to 130 employees at June 30, 1995. Net occupancy expenses were $527,741 for the six months ended June 30, 1996, up $45,980, compared to $481,761 for the same period in 1995. Furniture and equipment cost totaled $374,548 for the six months ended June 30, 1996, up $24,648, compared to $349,900 for the same period in 1995. The increase in net occupancy expenses and furniture and equipment cost for the six months ended June 30,1996 compared to the same period of 1995 was largely attributable to depreciation expenses related to assets acquired in the Taft Acquisition totaling $52,860 and $26,032, respectively. Amortization of intangible assets related to the Taft Acquisition totaled $60,605 during the six months ended June 30, 1996. Net cost to operate other real estate was $38,775 for the six months ended June 30, 1996, down $13,417, compared to $52,192 for the same period of 1995. The decrease in net cost to operate other real estate was primarily attributable to a decrease in valuation provisions on other real estate in 1996 totaling $40,000. Legal and professional fees were $411,701 for the six months ended June 30, 1996, up $81,478, compared to $330,223 for the same period in 1995. The increase was largely attributable to an increase in legal fees totaling $74,905 in 1996. Insurance expenses for the six months ended June 30, 1996 were $41,306, down $156,550, compared to $197,856 for the same period in 1995. The decrease in insurance expenses was the result of lower

Federal Deposit Insurance Corporation (FDIC) insurance assessment fees totaling approximately $165,527. Advertising expenses totaled $35,216 at June 30, 1996, down $48,782, compared to $83,998 for the same period in 1995. Other operating expenses totaled $778,315 for the six months ended June 30, 1996, up $5,259, compared to $773,056 for the same period in 1995.

Noninterest expenses for the second quarter ended June 30, 1996 were $2,296,397, up $154,476, compared to $2,141,921 for the same period in 1995.

The following table details the changes in noninterest expenses for the six months ended June 30,1996 as compared to the same period of 1995.


                                                          Percent of                      Percent of          Change for the
                                                         Net Interest                    Net Interest        Six Months Ended
                                                              and                            and              June 30, 1996
                                             June 30,     Noninterest       June 30,     Noninterest   ----------------------------
                                               1996         Income            1995         Income          Amount       Percentage
                                       ============================================================================================
Salaries and employee benefits         $     2,159,693      34.5%       $    1,974,462        38.2%    $     185,231         9.4%
Net occupancy expenses                         527,741       8.4%              481,761         9.3%           45,980         9.6%
Furniture and equipment expenses               374,548       6.0%              349,900         6.8%           24,648         7.0%
Amortization of intangible assets               60,605       1.0%                  --           --            60,605       100.0%
Net cost to operate other real
   estate                                       38,775        .6%               52,192         1.0%          (13,417)     (25.7)%
Legal and professional fees                    411,701       6.6%              330,223         6.4%           81,478        24.7%
Insurance expenses                              41,306        .7%              197,856         3.8%         (156,550)     (79.1)%
Advertising expenses                            35,216        .5%               83,998         1.6%          (48,782)     (58.1)%
Other operating expenses                       778,315      12.4%              773,056        15.0%            5,259         1.0%
                                       -------------------------------------------------------------------------------------------
    Total noninterest expenses         $     4,427,900      70.7%       $    4,243,448        82.1%    $     184,452         4.3%
                                       ============================================================================================


Liquidity

Generally, the Company's largest source of funds is provided through deposits. Total deposits at June 30, 1996 were $179.7 million, down $21.2 million, compared to $200.9 million at December 31, 1995. The decline in deposits during the six months ended June 30, 1996 is in part reflective of seasonal trends experienced during the prior five years and to a decline in deposits at the Taft branch of $9.8 million since year-end 1995. Total deposits at June 30, 1995 were $158.3 million. In addition, at June 30, 1996 and at December 31, 1995, the Company had approximately $100.0 thousand and $6.0 million, respectively, in federal funds sold that could be readily converted to cash. Another source of liquidity, if the need arises, could come from the liquidation of securities available for sale totaling $73.3 million at June 30, 1996.

Funds are also generated through loan payoffs and maturities of investment securities. Currently, management believes that it has an adequate level of liquidity to meet its financial obligations that will arise during the normal course of business in the coming year.

One principal ratio measurement used by regulatory authorities to measure liquidity is the ratio of net loans to total deposits. At June 30, 1996, the Company's ratio of net loans to total deposits was 59.4%, compared to 50.8% at December 31, 1995. The Company's ratio of net loans to total deposits at June 30, 1995 was 62.3%. At June 30, 1996, the Company's net loans to total deposits ratio of 59.4% compared favorably to peer banking institutions in Texas with similar asset sizes which had net loans to total deposit ratios with a low of 41%, median of 52% and a high of 65% at December 31, 1995. The Company's long-term planning targets a loan to deposit ratio of 65% to 70%.

Capital Resources

The Company and the Bank are required by federal regulations to meet certain minimum regulatory capital guidelines utilizing a risk-based capital framework that became effective on December 31, 1992. The Company and the Bank must have a minimum ratio of Tier 1 capital to total risk-adjusted assets of not less than 4%, a ratio of combined Tier 1 and Tier 2 capital to total risk-adjusted assets of not less than 8% and a leverage ratio of not less than 4%. For the purposes of these ratios, shareholders' equity does not include unrealized gains or losses on securities available for sale or intangible assets in accordance with regulatory guidelines. At June 30, 1996, the Company and the Bank each had a Tier 1 capital ratio of 12.5%, combined Tier 1 and Tier 2 capital ratio of 13.9% and leverage ratio of 7.4%. At December 31, 1995, the Company and the Bank each had a Tier 1 capital ratio of 12.0%, combined Tier 1 and Tier 2 capital ratio of 13.3% and leverage ratio of 6.4%.

The Company's equity to assets ratio is one indicator that management uses to monitor capital adequacy. At June 30, 1996, the Company's equity to assets ratio was 7.4% compared to 6.4% at December 31, 1995. The Company's equity to asset ratio at June 30, 1995 was 8.6%. The decrease in the Company's equity to assets ratio of 7.4% at June 30, 1996 compared to 8.6% at June 30, 1995 was a direct result of the Taft Acquisition.

At June 30, 1996, the Company's subsidiary bank had an equity ratio of 7.4%, which exceeds the minimum requirement guideline of 6.0% by the Texas Department of Banking.

                                    PART II
                               OTHER INFORMATION
          Item 4. Submission of Matters to a Vote of Security Holders.

(a) The 1996 Annual Meeting of the Shareholders of Corpus Christi Bancshares, Inc. was held on May 29, 1996 at 3:00 P.M. (Central Daylight Savings Time) at Citizens State Bank of Corpus Christi, 2402 Leopard Street, Corpus Christi, Texas.

(b) Class B Directors elected at the 1996 Annual Meeting of Shareholders:

                 Marvin L. Berry
                 Joe R. DeLeon, Jr.
                 Stephen R. Karp
                 Roscoe M. Smith

    Class A Directors whose terms continue after the 1996 Annual Meeting of
    Shareholders:

                 John C. Brooke
                 Roy M. Grassedonio
                 Jack Powers
                 John T. Wright, III

    Class C Directors whose terms continue after the 1996 Annual Meeting of
    Shareholders:

                 J.B. Clark
                 R. Jay Phillips
                 L.L. Woodman, Jr.
                 John T. Wright, Jr.

(c) A brief description of matters voted upon at the Annual Meeting including the number of votes cast for, against or abstained from voting are as follows:

Election of Directors

Marvin L. Berry           For:  1,128,730          Withheld:  148,596
Joe R. DeLeon, Jr.        For:  1,128,730          Withheld:  148,596
Stephen R. Karp           For:  1,128,730          Withheld:  148,596
Roscoe M. Smith           For:  1,128,730          Withheld:  148,596

To ratify the selection of KPMG Peat Marwick LLP as the independent auditors of the Company for the current fiscal year.

For:  1,270,340                 Against:   1,200                Abstained:   5,786


(d) Not applicable.

Item 6. Exhibits and reports on Form-8-K.

            (a)  Exhibits: See Index to Exhibits, Page 22.

            (b) The Company was not required to file any report on Form 8-K during the six-month period ending June 30, 1996.

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


                                 CORPUS CHRISTI BANCSHARES, INC.
                                 -------------------------------
                                            REGISTRANT



Date: August 13, 1996               /s/ John T. Wright, III
                                    -----------------------------------------
                                    John T. Wright, III
                                    Chairman of the Board

Date: August 13, 1996               /s/ R. Jay Phillips
                                    -----------------------------------------
                                    R. Jay Phillips
                                    President and Chief Executive Officer

Date: August 13, 1996               /s/ Jimmy M. Knioum
                                    -----------------------------------------
                                    Jimmy M. Knioum
                                    Treasurer

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



                                    EXHIBITS

                                       TO

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                              ___________________


                      For the Quarter Ended June 30, 1996
                         Commission File Number 0-13668


                              ___________________


                        CORPUS CHRISTI BANCSHARES, INC.

                        CORPUS CHRISTI BANCSHARES, INC.
                               INDEX TO EXHIBITS


                                                                        Sequentially
                                                                          Numbered
                                                                           Pages
                                                                        ------------
27           Financial Data Schedule                                     ----