Form 10QSB
period 1996-09-30
CORPUS CHRISTI BANCSHARES INC
filed 1996-11-13
CIK 757012

                                  FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the quarterly period ended September 30, 1996

[   ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               --------------    ----------------

                          Commission File No.  0-13668

                        CORPUS CHRISTI BANCSHARES, INC.
            -------------------------------------------------------
            (Exact name of Registrant as specified in its charter.)

               Texas                                   74-2351663
--------------------------------------------------------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       Incorporation or Organization)

     2402 Leopard Street, Corpus Christi, Texas                   78408
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

                        Yes [ X ]               No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                 Outstanding at November 12, 1996
--------------------------------------------------------------------------------
COMMON STOCK, $5.00 PAR VALUE                             1,600,200

         Transitional Small Business Disclosure Format (check one):

                        Yes [   ]               No [  X ]

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES


                                                       INDEX                                                  PAGE
                                                                                                             NUMBER
Part I. Financial Information

          Item 1. Financial Statements

             Consolidated Balance Sheets - September 30, 1996 and
                December 31, 1995                                                                                3

             Consolidated Statements of Income -
                Three months and nine months ended September 30, 1996 and September 30,  1995                    5

             Consolidated Statements of Changes in Shareholders'
                Equity - Nine  months ended September 30, 1996 and September 30,1995                             6

             Consolidated Statements of Cash Flows -
                Three months and nine months ended September 30, 1996 and September 30, 1995                     7

             Notes to Consolidated Financial Statements                                                          8

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operation                                                           12

Part II. Other Information

          Item 6. Exhibits and Reports on Form 8-K                                                               18

                   Signatures                                                                                    18

                         Part I. Financial Information
                          Item 1. Financial Statements

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                            September 30,              December 31,
                                                                                1996                       1995
ASSETS:                                                                      (Unaudited)                (Audited)
                                                                     =================================================
Cash and due from banks                                              $           16,640,780    $            18,568,553
Interest bearing deposits with Federal Home Loan Bank                                86,357                    114,615
Federal funds sold                                                               31,750,000                  6,000,000

Securities available for sale: (Note 3)
  U.S. Treasury securities                                                       26,178,594                 40,597,190
  Mortgage pass-through and related securities                                   44,471,193                 40,061,876
  Other securities                                                                  763,300                    610,150
                                                                     -------------------------------------------------
      Total securities available for sale                                        71,413,087                 81,269,216

Securities held to maturity: (Note 4)
   U.S. Government agencies                                                       1,001,787                  1,003,210
   Obligations of states and political subdivisions                               4,011,800                  4,859,314
                                                                     -------------------------------------------------
      Total securities held to maturity                                           5,013,587                  5,862,524

Loans (Note 5)                                                                  111,959,837                108,978,196
  Less: Unearned discount                                                       (3,771,234)                (4,444,346)
  Less: Allowance for loan losses (Note 6)                                      (2,111,153)                (2,542,513)
                                                                     -------------------------------------------------
     Net loans                                                                  106,077,450                101,991,337

Bank premises and equipment, net                                                  4,693,618                  5,213,133
Accrued interest receivable                                                       1,498,769                  1,842,287
Intangible assets                                                                 1,709,299                  1,781,854
Other real estate                                                                   297,464                    529,560
Other assets                                                                        953,685                    694,284
                                                                     -------------------------------------------------
          Total assets                                               $          240,134,096    $           223,867,363
                                                                     =================================================



See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                                            September 30,              December 31,
                                                                                1996                       1995
                                                                             (Unaudited)                (Audited)
                                                                     =================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Demand                                                            $           51,411,373    $            58,790,068
   Interest bearing transaction accounts (Note 7)                                91,879,480                 72,494,574
   Savings                                                                       15,280,204                 15,600,520
   Certificates of deposit (Note 8)                                              60,111,592                 54,012,748
                                                                     -------------------------------------------------
          Total deposits                                                        218,682,649                200,897,910

Securities sold with agreements to repurchase                                     3,199,000                  5,459,000
Accrued interest payable                                                            338,280                    370,369
Dividends payable                                                                   120,030                    100,000
Other liabilities                                                                   929,521                    985,387
                                                                     -------------------------------------------------
          Total liabilities                                                     223,269,480                207,812,666
                                                                     -------------------------------------------------

SHAREHOLDERS' EQUITY:
   Common stock, $5.00 par value;
     4,000,000 shares authorized; 1,600,200
     shares issued and outstanding                                                8,004,000                  8,000,000
   Retained earnings                                                              9,356,221                  8,032,273
   Unrealized gains (losses) on securities available for sale                     (492,605)                     22,424
                                                                     -------------------------------------------------
          Total shareholders' equity                                             16,864,616                 16,054,697
                                                                     -------------------------------------------------

          Total liabilities and shareholders' equity                 $          240,134,096    $           223,867,363
                                                                     =================================================



See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Three months ended September 30,      Nine months ended September 30,
Interest income:                                                1996                  1995             1996                1995
                                                          ========================================================================
   Interest on loans                                      $     2,358,618    $     2,215,244   $      7,089,874   $      6,421,031
   Interest on deposits with other banks                            3,708              1,376              7,812              3,050
   Interest on federal funds sold                                 110,071            221,378            146,208            554,763
   Interest and dividends on securities available for
   sale:
     U.S Treasury securities                                      405,823            396,439          1,404,973          1,308,833
     Mortgage pass-through and related securities                 671,241            170,072          2,007,280            290,251
     Other securities                                              10,518              8,884             29,385             25,812
   Interest on securities held to maturity:
     U.S. Government agencies                                      23,401             37,134             70,202            186,935
     State and Political subdivisions                              70,461             64,856            225,731            225,929
                                                          ------------------------------------------------------------------------
           Total interest income                                3,653,841          3,115,383         10,981,465          9,016,604
                                                          ------------------------------------------------------------------------

Interest expense:
    Interest on deposits:
       Interest bearing transaction accounts                      565,480            435,589          1,521,179          1,398,281
       Savings                                                    127,605            123,039            365,504            383,955
       Certificates of deposit                                    758,929            598,042          2,123,544          1,581,879
       Federal funds purchased                                     13,214               ----             57,445               ----
       Securities sold with agreements to repurchase               41,382             29,360            159,861             51,245
                                                          ------------------------------------------------------------------------
          Total interest expense                                1,506,610          1,186,030          4,227,533          3,415,360
                                                          ------------------------------------------------------------------------
          Net interest income                                   2,147,231          1,929,353          6,753,932          5,601,244
Provision for loan losses                                            ----               ----               ----          (400,000)
          Net interest income after provision for loan    ------------------------------------------------------------------------
          losses                                                2,147,231          1,929,353          6,753,932          6,001,244
                                                          ------------------------------------------------------------------------

Other income:
    Trust department income                                       273,859            276,395            838,937            881,519
    Service charges                                               294,036            257,305            850,502            755,165
    Credit card fees                                               56,217             53,140            139,289            140,327
    Brokerage fees                                                 58,790             57,260            239,838            172,544
    Other income                                                  204,632            124,129            480,102            310,274
                                                          ------------------------------------------------------------------------
          Total other income                                      887,534            768,229          2,548,668          2,259,829
                                                          ------------------------------------------------------------------------



Other expenses:
    Salaries and employee benefits                              1,083,425          1,006,696          3,243,118          2,981,158
    Net occupancy expenses                                        263,748            222,620            791,489            704,381
    Furniture and equipment expenses                              179,732            163,667            554,280            513,567
    Amortization of intangible assets                              30,760               ----             91,365               ----
    Net cost to operate other real estate                             864             48,575             39,639            100,767
    Legal and professional fees                                   256,854            202,840            668,555            533,063
    Insurance expenses                                             26,441             17,613             67,747            215,469
    Advertising expenses                                           63,441             64,535             98,657            148,533
    Other operating expenses                                      404,252            312,313          1,182,567          1,085,369
                                                          ------------------------------------------------------------------------
         Total other expense                                    2,309,517          2,038,859          6,737,417          6,282,307
                                                          ------------------------------------------------------------------------
         Income before income taxes                               725,248            658,723          2,565,183          1,978,766

Applicable income taxes                                           251,147            228,324            881,205            683,000
                                                          ------------------------------------------------------------------------
         Net income                                       $       474,101    $       430,399   $      1,683,978   $      1,295,766
                                                          ========================================================================
Weighted average of common stock and common
  stock equivalents outstanding                                 1,704,296          1,695,118          1,705,205          1,685,271
                                                          ========================================================================
Net income per common share                               $           .28    $           .25   $            .99   $            .77
                                                          ========================================================================

See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                              Net
                                                                          Unrealized
                                                                       Gains(Losses) on
                                                                          Securities
                                       Common           Retained         Available for
                                       Stock            Earnings             Sale               Total
                                   =======================================================================
Balance at January 1, 1995         $     8,000,000    $     6,497,204   $     (1,058,743)  $    13,438,461

Net income for nine months
  ended September 30, 1995                    ----          1,295,766                ----        1,295,766

Cash dividends, declared,
  $.1875 per share                            ----          (300,000)                ----        (300,000)

Net change in unrealized gains
  on securities available for sale
  for the nine months ended
  September 30, 1995                          ----               ----             916,627          916,627

                                   =======================================================================
Balance at September 30, 1995      $     8,000,000    $     7,492,970   $       (142,116)  $    15,350,854
                                   =======================================================================


Balance at January 1, 1996         $     8,000,000    $     8,032,273   $          22,424  $    16,054,697

Net income for nine months
  ended September 30, 1996                    ----          1,683,978                ----        1,683,978

Stock options exercised                      1,000              ----                 ----            1,000

Cash dividends, declared,
$.2250 per share                              ----          (360,030)                ----        (360,030)

Net change in unrealized losses
  on securities available for sale
  for the nine months ended
  September 30, 1996                          ----               ----           (515,029)        (515,029)


                                   -----------------------------------------------------------------------
Balance at September 30, 1996      $     8,001,000    $     9,356,221   $       (492,605)  $    16,864,616
                                   =======================================================================


See accompanying notes to Consolidated Financial Statements.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three months ended September 30,      Nine months ended September 30,
                                                              1996               1995              1996                1995
                                                         ========================================================================
 Cash flows from operating activities:
 Net income                                              $        474,101   $        430,399  $     1,683,978    $      1,295,766
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                  164,060            164,822          498,739             488,397
    Provision for loan losses                                        ----               ----             ----           (400,000)
    Deferred federal income tax benefit                          (14,931)          (427,428)         (27,873)           (266,798)
    Loss (gain) on sale of property and equipment                   4,518               ----          (9,774)                ----
    Gain on sale of securities available for sale                    ----               ----             ----                ----
    Gain on sale of other real estate                            (21,897)               ----         (21,897)            (18,344)
    Net amortization of investment securities available
      for sale and securities held to maturity                    109,938             94,356          408,360             322,424
    Valuation provisions for other real estate                       ----             30,000           20,000              90,000
    Decrease (increase) in accrued interest receivable            295,552             61,788          343,518             157,334
    Decrease (increase) in other assets                         (313,539)             82,351        (186,846)           (179,447)
    Increase (decrease) in accrued interest payable                13,547                 55         (32,089)              28,620
    Increase (decrease) in other liabilities                       86,869            164,828          237,207             695,102
                                                         ------------------------------------------------------------------------
         Net cash provided by operating activities                798,218            601,171        2,913,323           2,213,054
                                                         ------------------------------------------------------------------------

 Cash flows from investing activities:
    Net decrease (increase) in federal funds sold            (31,650,000)          8,050,000     (25,750,000)         (1,500,000)
    Proceeds from sales of securities available for                  ----               ----             ----                ----
      sale
    Proceeds from maturities of securities available            6,993,188            794,402       19,576,926          13,560,230
      for sale
    Proceeds from maturities of securities held to                665,000          3,039,999          795,000           3,039,999
      maturity
    Purchase of securities available for sale                 (5,084,720)       (17,236,442)     (10,855,449)        (19,231,192)
    Purchase of securities held to maturity                          ----               ----             ----                ----
    Net decrease (increase) in loans                              264,525        (1,699,041)      (4,725,198)         (8,277,358)
    Recoveries of charged-off loans                               289,071            197,534          639,085             703,378
    Purchase of bank premises and equipment                      (23,721)           (76,102)        (133,885)           (306,292)
    Proceeds from sale of bank premises and equipment             141,245               ----          164,435                ----
    Proceeds from sale of other real estate                        70,000             42,788          233,993             136,777
                                                         ------------------------------------------------------------------------
         Net cash used by investing activities               (28,335,412)        (6,886,862)     (20,055,093)        (11,874,458)
                                                         ------------------------------------------------------------------------

 Cash flows from financing activities:
    Net increase (decrease) in demand, interest bearing
      transaction and savings accounts                         31,155,461        (1,325,396)       11,685,895         (4,473,997)
    Net increase (decrease)  in certificates of deposit         7,877,174          1,736,417        6,098,844           5,478,771
    Net increase (decrease) in federal funds purchased        (5,825,000)               ----             ----                ----
    Net increase (decrease) in securities sold with
      agreements to repurchase                                  (266,000)          4,132,071      (2,260,000)           6,604,000
    Proceeds from issuance of common stock                         1,000                ----           1,000                 ----
    Dividends paid                                              (120,000)          (100,000)        (340,000)           (300,000)
                                                         ------------------------------------------------------------------------
        Net cash provided (used) by financing activities       32,822,635          4,443,092       15,185,739           7,308,774
                                                         ------------------------------------------------------------------------
        Net increase (decrease) in cash and cash
          equivalents                                           5,285,441        (1,842,599)      (1,956,031)         (2,352,630)
        Cash and cash equivalents at beginning of period       11,441,696         14,650,986       18,683,168          15,161,017
                                                         ------------------------------------------------------------------------
        Cash and cash equivalents at end of period       $     16,727,137   $     12,808,387  $    16,727,137    $     12,808,387
                                                         ========================================================================


 Supplementary information:
    Interest paid                                        $      1,493,063   $      1,185,975  $     4,259,622    $      3,386,740
                                                         ========================================================================
    Income taxes paid                                    $        130,000   $        120,000  $     1,009,007    $        380,000
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

    Included in securities classified as securities available for sale are mortgage pass-through and related securities which represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage pass-through and related securities are carried at fair value. Market interest rate fluctuations can affect both the timing of prepayments of principal and the yield on the securities. Other securities include investments in the Federal Home Loan Bank of $700,300, Texas Independent Bank of $62,750 and the Corpus Christi Development Corporation of $250 at September 30, 1996. Premiums and discounts are amortized using the straight-line method over the remaining period to contractual maturity. The net unrealized gains or losses on securities available for sale are recorded as a separate component of shareholders' equity.

    The amortized cost and market value of securities available for sale at September 30, 1996 and December 31, 1995 were as follows:

                                                               September 30, 1996
                                     ======================================================================
                                                           Gross              Gross
                                        Amortized        Unrealized         Unrealized          Market
                                          Cost             Gains              Losses             Value
                                     ======================================================================
  U.S. Treasury securities           $    26,134,400   $        72,587    $       (28,393)  $    26,178,594
  Mortgage pass-through and
    related securities                    45,016,365            15,076           (560,248)       44,471,193
  Other securities                           763,300              --                 --             763,300
                                     ----------------------------------------------------------------------
                                     $    71,914,065   $        87,663    $      (588,641)  $    71,413,087
                                     ======================================================================


                                                              December 31, 1995
                                    ======================================================================
                                                           Gross              Gross
                                       Amortized        Unrealized         Unrealized          Market
                                         Cost             Gains              Losses            Value
                                    ======================================================================
 U.S. Treasury securities           $    40,429,105   $       210,918    $       (42,833)  $    40,597,190
 Mortgage pass-through and
   related securities                    39,950,710           187,002            (75,836)       40,061,876
 Other securities                           610,150              --                 --             610,150
                                    ----------------------------------------------------------------------
                                    $    80,989,965   $       397,920    $      (118,669)  $    81,269,216
                                    ======================================================================

    Securities available for sale with market values of $60,916,654 at September 30, 1996 and $6,599,170 at December 31, 1995 were pledged to secure public deposits and for other purposes required or permitted by law.

4.  Securities Held to Maturity

    Securities held to maturity are stated at cost adjusted for amortization of premium and accretion of discounts which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. Securities held to maturity are acquired for long-term investment purposes. Management is of the opinion that the Company has the intention and ability to hold securities classified as securities held to maturity until maturity.

    The amortized cost and approximate market value of securities classified as held to maturity at September 30, 1996 and December 31, 1995 are as follows:

                                                                       September 30, 1996
                                             ======================================================================
                                                                    Gross             Gross
                                                Amortized        Unrealized        Unrealized           Market
                                                  Cost              Gains            Losses             Value
                                             ======================================================================
          U.S. Government agencies           $     1,001,787   $        31,026  $           --    $       1,032,813
          Obligations of states and
            political subdivisions                 4,011,800           100,824           (7,029)          4,105,595
                                             ----------------------------------------------------------------------
                                             $     5,013,587   $       131,850  $        (7,029)  $       5,138,408
                                             ======================================================================

                                                                       December 31, 1995
                                             ======================================================================
                                                                    Gross             Gross
                                                Amortized        Unrealized        Unrealized           Market
                                                  Cost              Gains            Losses             Value
                                             ======================================================================
          U.S. Government agencies           $     1,003,210   $        61,790    $           --    $     1,065,000
          Obligations of states and
            political subdivisions                 4,859,314           177,768            (6,387)         5,030,695
                                             ----------------------------------------------------------------------
                                             $     5,862,524   $       239,558    $       (6,387)   $     6,095,695
                                             ======================================================================

    Securities held to maturity with amortized costs of $1,165,536 at September 30, 1996 and $2,355,126 at December 31, 1995 were pledged to secure public and trust-fund deposits and for other purposes required or permitted by law.

5.  Loans

    Major classifications of loans as of September 30, 1996 and December 31, 1995 are as follows:

                                           September 30,        December 31,
                                                1996                1995
                                         =======================================
          Commercial and industrial      $       28,152,123   $       28,481,910
          Energy                                  1,579,358            1,691,571
          Installment                            41,698,696           36,670,868
          Real estate construction                2,192,074            1,172,986
          Real estate mortgage                   35,482,362           37,835,935
          Agricultural                            2,808,550            3,102,465
          Other                                      46,674               22,461
                                         ---------------------------------------
                                                111,959,837          108,978,196
          Unearned discount                     (3,771,234)          (4,444,346)
                                         ---------------------------------------
                                                108,188,603          104,533,850
          Allowance for loan losses             (2,111,153)          (2,542,513)
                                         ---------------------------------------
                                         $      106,077,450   $      101,991,337
                                         =======================================

6.  Allowance for Loan Losses

    Transactions in the allowance for loan losses for the nine months ending September 30, 1996, and for the year ended December 31, 1995 are summarized as follows:

                                                                    September 30,         December 31,
                                                                         1996                 1995
                                                                 =========================================
                   Balance at beginning of period                $          2,542,513  $         1,990,638
                   Loans charged-off                                      (1,070,445)            (475,134)
                   Recoveries on loans                                        639,085            1,369,464
                                                                 -----------------------------------------
                   Net loans recovered (charged-off)                        (431,360)              894,330
                   Provisions charged to operating expenses                       --              (600,000)
                   Allowance acquired in purchase transaction                     --               257,545
                                                                 -----------------------------------------
                   Balance at end of period                      $          2,111,153  $         2,542,513
                                                                 =========================================


7.  Federal, Treasury and Tax Deposits

    Included in interest bearing transaction account deposits are Federal, Treasury and Tax deposits aggregating $21,918,253 at September 30, 1996. Interest expense on Federal, Treasury and Tax deposits amounted to $61,434 for the nine months ended September 30, 1996. On May 22, 1996, the Bank entered into a Treasury, Tax and Loan Note Agreement ("Agreement") with the Federal Reserve Bank of Dallas, Texas. The Agreement sets a maximum cap of $25 million in deposits for which the Bank can act as a depository of these funds.

8.  Certificates of Deposit

    Included in certificates of deposits are certificates of deposits in denominations of $100,000 or more aggregating $15,956,669 and $15,156,682 at September 30, 1996 and December 31, 1995, respectively. Interest expense on certificates of deposits in denominations of $100,000 or more amounted to $608,181 and $426,076 for the nine months ended September 30, 1996 and September 30, 1995, respectively.

9.  Nonqualified Stock Option Plan

    On October 20, 1993, the Board of Directors authorized 160,000 shares of Company common stock for issuance under a nonqualified stock option plan for directors and key officers who the Board of Directors believe have a significant impact on the profitability of the Company. The options were granted in 1993 at an option price of $5 per common share, the estimated market value per common share on the date of the grant. As of September 30, 1996, options for 148,428 shares of Company common stock were outstanding (options for 200 shares had been previously exercised and options for 11,372 shares had previously lapsed) all of which are currently exercisable. The options expire ten (10) years from the date of each grant.

                                        Item 2.

                CORPUS CHRISTI BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion highlights the major changes affecting the operations and condition of the Company for the quarter and nine months ended September 30, 1996 as compared to the same periods of 1995.

    Overall Performance:

    The Company had third quarter 1996 net income of $474,101, or $.28 net income per share, up $43,702, compared to $430,399, or $.25 net income per share for the same quarter of 1995.

    The Company's net income for the nine months ended September 30, 1996 was $1,683,978, or $.99 net income per share, up $388,212, compared to $1,295,766, or $.77 net income per share, for the same period of 1995. The increase in net income for the nine months period ended September 30, 1996 compared to the same period of 1995 is attributable in large part to the increase in net interest income totaling $1,152,688 and to an increase in noninterest income totaling $288,839.

    Provision for Loan Losses

    The Company had no provisions for loan losses during the third quarter of 1996 nor the nine months ended September 30, 1996. This compares to no provision made by the Company during the third quarter of 1995 and to "negative" provisions of $400,000 for the nine months ended September 30, 1995. The "negative" provisions made by the Company during 1995 were the result of increased recoveries on previously loans charged-off. The Company had net charge-offs totaling $431,360 for the nine months ended September 30, 1996 compared to net recoveries totaling $428,090 for the same period in 1995.

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

    While there is no precise method of predicting loan losses, it is the judgment of the Company's management that the allowance for loan losses at September 30, 1996, was adequate to absorb possible losses from the loans in the portfolio at that date.

    Nonperforming assets and past-due accounts were as follows:

                                                          September 30,               December 31,
                                                               1996                       1995
                                                     ===================================================
          Nonperforming assets:
             Nonaccrual loans                        $              1,264,262  $               1,185,565
             Other real estate                                        297,464                    529,560
                                                     ---------------------------------------------------
                                                     $              1,561,726  $               1,715,125
                                                     ===================================================
          Accruing loans past due 90 days or more    $                 95,828  $                 134,350
                                                     ===================================================


    Generally, the accrual of income is discontinued when the full collection of principal and interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is well- secured and in the process of collection. Loans are not restored to full earnings status until the borrower's ability to make payments of principal and interest at original or prevailing market terms has been demonstrated through substantial performance on the loan over an extended period of time. At September 30, 1996, nonaccrual loans totaled $1,264,262 compared to $1,185,565 and $1,186,000 at December 31, 1995 and September 30, 1995, respectively. Further information regarding the balance of nonaccrual loans at September 30, 1996, and related interest payment information, is as follows:

                                                                       Book                    Contractual
                                                                      Balance                    Balance
                                                      =====================================================
          Nonaccrual loans at December 31, 1995       $               1,185,565        $          1,289,548
             Additions                                                  506,619                     507,906
             Reductions-principal payments                            (107,065)                    (94,451)
             Reductions-interest payments                              (57,266)                        ----
             Charge-offs                                              (263,591)                   (264,110)
                                                      -----------------------------------------------------
          Nonaccrual loans at September 30, 1996      $               1,264,262        $          1,438,893
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

                                                                                          Cash interest payments in 1996
                                                                                                   applied as:
                                         Book Balance       Contractual          -------------------------------------------------
                                              at             Balance at                           Recoveries of
                                         September 30,     September 30,         Interest         Prior Partial     Reduction of
                                             1996              1996               Income           Charge-offs        Principal
                                       ===========================================================================================
     Contractually past due with
       substantial performance         $      1,193,580   $      1,329,968   $            ----    $        ----   $         50,411

     Contractually current, however
       payment in full of principal
         or interest in doubt                    70,682            108,925                ----             ----              6,855
                                       -------------------------------------------------------------------------------------------
                                       $      1,264,262   $      1,438,893   $            ----    $        ----   $         57,266
                                       ===========================================================================================

    Total nonperforming assets decreased to $1,561,726 at September 30, 1996, down $153,399, compared to $1,715,125 at December 31, 1995. Nonperforming assets at September 30, 1995 totaled $1,830,411.

    The recorded investments in loans for which an impairment has been recognized and the related allowance for loan losses at September 30, 1996 were $1,740,458 and $353,640, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was $2,099,230. Interest recognized on impaired loans during the nine months ended September 30, 1996 was $39,389.

    As part of the CRC process, loans are graded according to risk. Loans having a greater degree of risk, but not necessarily a greater potential for loss, are placed on a watchlist. Such loans are performing and are either considered to be collateralized or higher reserves are allocated for unsecured exposures. The total amount of such loans at September 30, 1996 and December 31, 1995 not classified as nonaccrual, restructured, or past due 90 days and still accruing in the above table totaled $3,626,555 and $3,062,924, respectively. Such loans totaled $3,085,706 at September 30, 1995.

    In addition, a substantial amount of the Company's nonperforming assets are attributable to other real estate located in the Corpus Christi, Texas area. Other real estate at September 30, 1996 was $297,464, down $232,096, compared to $529,560 at December 31, 1995. Other real estate totaled $644,411 at September 30, 1995. Other real estate has been adjusted to estimated fair value less estimated selling costs, if lower than cost, and includes some income producing property.

    With respect to other real estate, management of the Company believes it has made appropriate valuations, using independent appraisers, of these properties based on strict appraisal guidelines. The carrying value of other real estate is reviewed at least annually and the valuation allowance is revised through subsequent valuation provisions charged to other operating expenses. During the third quarter ended September 30, 1996, the Company made no valuation provisions for other real estate compared to $30,000 for the same quarter of 1995. For the nine months ended September 30, 1996, the Company made valuation provisions for other real estate totaling $20,000 compared to $90,000 for the same period of 1995. In the opinion of management, this appraisal process results in values which represent current market conditions at September 30, 1996 and 1995.

    Net Interest Income

    Net interest income (the difference between interest income and interest expense) for the quarter ended September 30, 1996 was $2,147,231, up $217,878, compared to $1,929,353 for the same quarter of 1995. Net interest income for the nine months ended September 30, 1996 was $6,753,932, up $1,152,688, compared to $5,601,244 for the same period of 1995. The increase for the third quarter and the nine months ended September 30, 1996 was largely attributable to the increase in the volume of earning assets as a result of the acquisition of The First National Bank of Taft, Texas ("Taft Acquisition") on October 31, 1995.

    Earning assets at September 30, 1996 were $215.2 million, up $52.3 million, compared to $162.9 million at September 30, 1995. The yield on earning assets at September 30, 1996 was 7.2% compared to 7.9% for the same period last year. Interest-bearing liabilities at September 30, 1996 were $170.5 million, up $51.3 million, compared to $119.2 million at September 30, 1995. The yield on interest-bearing liabilities was 4.1% at September 30, 1996 compared to 3.8% at September 30, 1995. Net interest income as a percentage of average earning assets ("net interest margin") was 4.1% at September 30, 1996 compared to 5.1% at September 30, 1995. The net interest margin averaged 4.7% in 1995.

    Noninterest Income

    Noninterest income for the nine months ended September 30, 1996 was 2,548,668, up $288,839, compared to $2,259,829 for the same period of 1995.
    Trust fees for the nine months ended September 30, 1996 were $838,937, down $42,582, compared to $881,519 for the same period in 1995. The decrease was largely attributable to non-recurring estate and stock transfer fees collected during 1995 totaling approximately $50,000. Service charges on deposit accounts were $850,502 for the nine months ended September 30, 1996, up $95,337, compared to $755,165 for the same period in 1995. The increase was largely attributable to an increase in nonsufficient fund charges totaling $77,335. Credit card fees were $139,289 for the nine months ended September 30, 1996, down $1,038 compared to $140,327 for the same period last year. Brokerage fees were $239,838 for the nine months ended September 30, 1996, up $67,294, compared to $172,544 for the same period in 1995. Other income totaled $480,102 for the nine months ended September 30, 1996, up $169,828, compared to $310,274 for the same period in 1995. The increase in other income for the first nine months of 1996 was largely attributable to increases in automated teller machine interchange fees totaling $124,338. The increase in automated teller machine interchange fees was due in part to the addition of three automated teller machines in 1995 acquired in the Taft Acquisition and to increased ATM fees during 1996.

    Noninterest income for the third quarter ended September 30, 1996 was $887,534, up $119,305, compared to $768,229 for the same quarter of 1995.

    The following table details the changes in noninterest income for the nine months ended September 30, 1996 as compared with the same period of 1995.

                                                                                                           Change for the
                                                                                                         Nine Months Ended
                                                              Sept. 30,           Sept. 30,              September 30, 1996
                                                                1996                 1995               Amount       Percentage
                                                     ==========================================================================
    Trust department income                          $          838,937  $          881,519   $        (42,582)          (4.8)%
    Service charges                                             850,502             755,165              95,337           12.6%
    Credit card fees                                            139,289             140,327             (1,038)           (.7)%
    Brokerage fees                                              239,838             172,544              67,294           39.0%
    Other income                                                480,102             310,274             169,828           54.7%
                                                     --------------------------------------------------------------------------
         Total noninterest income                    $        2,548,668  $        2,259,829   $         288,839           12.8%
                                                     ==========================================================================


    Noninterest expenses

    The Company's noninterest expenses were $6,737,417 for the nine months ended September 30, 1996, up $455,110, compared to $6,282,307 for the same period of 1995. Salaries and employee benefits for the nine months ended September 30, 1996 were $3,243,118, up $261,960, compared to $2,981,158 for the same period of 1995. The increase in salaries and employee benefits was primarily attributable to salaries and benefits related to the Taft Acquisition totaling $163,938, increases in medical insurance totaling $45,062, and a 3% merit increase during 1995. Full-time equivalent employees at September 30, 1996 were 136 compared to 131 employees at September 30, 1995. Net occupancy expenses were $791,489 for the nine months ended September 30, 1996, up $87,108, compared to $704,381 for the same period in 1995. Furniture and equipment expenses totaled $554,280 for the nine months ended September 30, 1996, up $40,713, compared to $513,567 for the same period in 1995. The increase in net occupancy expenses and furniture and equipment expenses for the nine months ended September 30,1996 compared to the same period of 1995 was largely attributable to depreciation expenses related to assets acquired in the Taft Acquisition totaling $52,931 and $58,032, respectively. Amortization of intangible assets related to the Taft Acquisition totaled $91,365 during the nine months ended September 30, 1996. Net cost to operate other real estate was $39,639 for the nine months ended September 30, 1996, down $61,128, compared to $100,767 for the same period of 1995. The decrease in net cost to operate other real estate was primarily attributable to a decrease in valuation provisions on other real estate in 1996 totaling $70,000. Legal and professional fees were $668,555 for the nine months ended September 30, 1996, up $135,492, compared to $533,063 for the same period in 1995. The increase was largely attributable to an increase in legal fees totaling $145,088 in 1996. Insurance expenses for the nine months ended September 30, 1996 were $67,747, down $147,722, compared to $215,469 for the same period in 1995. The decrease in insurance expenses was the result of lower Federal Deposit Insurance Corporation (FDIC) insurance assessment fees totaling approximately $155,755. Advertising expenses totaled $98,657 at September 30, 1996, down $49,876, compared to $148,533 for the same period in 1995. Other operating expenses totaled $1,182,567 for the nine months ended September 30, 1996, up $97,198, compared to $1,085,369 for the same period in 1995. The increase in other operating expenses was primarily increases in bank examination expense, franchise tax expense and telephone expense totaling $40,495, $25,380 and $25,563, respectively.

    Noninterest expenses for the third quarter ended September 30, 1996 were $2,309,517, up $270,658, compared to $2,038,859 for the same period in 1995.

    The following table details the changes in noninterest expenses for the nine months ended September 30,1996 as compared to the same period of 1995.


                                                                                           Percent of
                                                               Percent of                     Net            Change for the
                                                              Net Interest                  Interest        Nine Months Ended
                                                                   and                        and           September 30, 1996
                                                   Sept.30,    Noninterest    Sept. 30,    Noninterest   ------------------------
                                                     1996        Income          1995        Income        Amount     Percentage
                                              ===================================================================================
     Salaries and employee benefits           $    3,243,118        34.9%   $  2,981,158      37.9%      $   261,960         8.8%
     Net occupancy expenses                          791,489         8.5%        704,381       9.0%           87,108        12.4%
     Furniture and equipment expenses                554,280         5.9%        513,567       6.5%           40,713         7.9%
     Amortization of intangible assets                91,365         1.0%           ----       ----           91,365       100.0%
     Net cost to operate other real estate            39,639          .4%        100,767       1.3%         (61,128)      (60.7)%
     Legal and professional fees                     668,555         7.2%        533,063       6.8%          135,492        25.4%
     Insurance expenses                               67,747          .7%        215,469       2.7%        (147,722)      (68.6)%
     Advertising expenses                             98,657         1.1%        148,533       1.9%         (49,876)      (33.6)%
     Other operating expenses                      1,182,567        12.7%      1,085,369      13.8%           97,198         9.0%
                                              -----------------------------------------------------------------------------------
         Total noninterest expenses           $    6,737,417        72.4%   $  6,282,307      79.9%      $   455,110         7.2%
                                              ===================================================================================


    Liquidity

    Generally, the Company's largest source of funds is deposits. Total deposits at September 30, 1996 were $218.7 million, up $17.8 million, compared to $200.9 million at December 31, 1995. The increase in deposits during the nine months ended September 30, 1996 is primarily due to federal government deposits totaling $21.9 million at September 30, 1996 pursuant to a Treasury, Tax and Loan Note Agreement entered into by the Bank on May 22, 1996 with the Federal Reserve Bank of Dallas, Texas. The Agreement sets a maximum cap of $25 million in deposits for which the Bank can act as a depository of these funds. Total deposits at September 30, 1995 were $158.7 million. In addition, at September 30, 1996 and at December 31, 1995, the Company had approximately $31.8 million and $6.0 million, respectively, in federal funds sold that could be readily converted to cash. Another source of liquidity, if the need arises, could come from the liquidation of securities available for sale totaling $71.4 million at September 30, 1996.

    Funds are also generated through loan payoffs and maturities of investment securities. Currently, management believes that it has an adequate level of liquidity to meet its financial obligations that will arise during the normal course of business in the coming year.

    One principal ratio measurement used by regulatory authorities to measure liquidity is the ratio of net loans to total deposits. At September 30, 1996, the Company's ratio of net loans to total deposits was 48.5%, compared to 50.8% at December 31, 1995. The Company's ratio of net loans to total deposits at September 30, 1995 was 63.0%. At September 30, 1996, the Company's net loans to total deposits ratio of 48.5% compared favorably to peer banking institutions in Texas with similar asset sizes which had net loans to total deposit ratios with a low of 41%, median of 52% and a high of 65% at December 31, 1995. The Company's long-term planning targets a loan to deposit ratio of 65% to 70%.

    Capital Resources

    The Company and the Bank are required by federal regulations to meet certain minimum regulatory capital guidelines utilizing a risk-based capital framework that became effective on December 31, 1992. The Company and the Bank must have a minimum ratio of Tier 1 capital to total risk-adjusted assets of not less than 4%, a ratio of combined Tier 1 and Tier 2 capital to total risk-adjusted assets of not less than 8% and a leverage ratio of not less than 4%. For the purposes of these ratios, shareholders' equity does not include unrealized gains or losses on securities available for sale or intangible assets in accordance with regulatory guidelines. At September 30, 1996, the Company and the Bank each had a Tier 1 capital ratio of 12.3%, combined Tier 1 and Tier 2 capital ratio of 13.6% and leverage ratio of 6.5%. At December 31, 1995, the Company and the Bank each had a Tier 1 capital ratio of 12.0%, combined Tier 1 and Tier 2 capital ratio of 13.3% and leverage ratio of 6.4%.

    The Company's equity to assets ratio is one indicator that management uses to monitor capital adequacy. At September 30, 1996, the Company's equity to assets ratio was 6.5% compared to 6.4% at December 31, 1995. The Company's equity to asset ratio at September 30, 1995 was 8.5%. The decrease in the Company's equity to assets ratio of 6.5% at September 30, 1996 compared to 8.5% at September 30, 1995 was a direct result of the Taft Acquisition.

    At September 30, 1996, the Company's subsidiary bank had an equity ratio of 6.5%, which exceeds the minimum requirement guideline of 6.0% by the Texas Department of Banking.

    Other Matters

    The Company, Cullen/Frost Bankers, Inc., a Texas corporation ("Cullen/Frost"), and its wholly owned subsidiary, R.E. Holding Corporation, a Texas corporation ("R.E. Holding"), have entered into an Agreement and Plan of Merger dated September 30, 1996 (the "Merger Agreement") whereby Cullen/Frost has agreed to acquire the Company for a cash purchase price of $18.84 per outstanding share of the Company's common stock.

    Consummation of the acquisition is subject to a number of conditions including approval of the acquisition by the shareholders of CCB and regulatory review. Subject to the satisfaction of such conditions, the acquisition is expected to be completed in the first quarter of 1997. The Merger Agreement provides for the payment of a termination fee of $1,150,000 by the Company to Cullen/Frost under certain circumstances.

    The Merger Agreement was filed with the Securities and Exchange Commission by the Company as an exhibit to Form 8-K on October 16, 1996.

                                   PART II
                              OTHER INFORMATION



Item 6. Exhibits and reports on Form 8-K.

        (a)  Exhibits: See Index to Exhibits, Page 21.

        (b) The Company was not required to file any report on Form 8-K during the nine-month period ending September 30, 1996.




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




                                          CORPUS CHRISTI BANCSHARES, INC.
                                          -------------------------------
                                                    REGISTRANT



     Date: November 12, 1996               /s/John T. Wright, III
                                           -------------------------------------
                                           John T. Wright, III
                                           Chairman of the Board

     Date: November 12, 1996               /s/R. Jay Phillips
                                           -------------------------------------
                                           R. Jay Phillips
                                           President and Chief Executive Officer

     Date: November 12, 1996               /s/Jimmy M. Knioum
                                           -------------------------------------
                                           Jimmy M. Knioum
                                           Treasurer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                              -------------------


                                    EXHIBITS

                                       TO

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                              -------------------


                    For the Quarter Ended September 30, 1996
                         Commission File Number 0-13668


                              -------------------


                        CORPUS CHRISTI BANCSHARES, INC.

                        CORPUS CHRISTI BANCSHARES, INC.
                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
   2.1        -  Agreement and Plan of Merger dated as of 30th day of September, 1996 by and among Cullen/Frost Bankers, Inc., R.E. Holding Corporation, and Corpus
                 Christi Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K, Current Report, filed with the Securities and
                 Exchange Commission on October 16, 1996.

  27          -  Financial Data Schedule

