Form 10QSB/A
period 1996-09-30
CORPUS CHRISTI BANCSHARES INC
filed 1996-11-15
CIK 757012

                                 FORM 10-QSB/A
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

        (a)  Exhibits: See Index to Exhibits, Page 4.

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




                                          CORPUS CHRISTI BANCSHARES, INC.
                                          -------------------------------
                                                    REGISTRANT



     Date: November 14, 1996               /s/John T. Wright, III
                                           -------------------------------------
                                           John T. Wright, III
                                           Chairman of the Board

     Date: November 14, 1996               /s/R. Jay Phillips
                                           -------------------------------------
                                           R. Jay Phillips
                                           President and Chief Executive Officer

     Date: November 14, 1996               /s/Jimmy M. Knioum
                                           -------------------------------------
                                           Jimmy M. Knioum
                                           Treasurer

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

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                              -------------------


                    For the Quarter Ended September 30, 1996
                         Commission File Number 0-13668


                              -------------------


                        CORPUS CHRISTI BANCSHARES, INC.

                        CORPUS CHRISTI BANCSHARES, INC.
                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
   2.1        -  Agreement and Plan of Merger dated as of 30th day of September, 1996 by and among Cullen/Frost Bankers, Inc., R.E. Holding Corporation, and Corpus
                 Christi Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K, Current Report, filed with the Securities and
                 Exchange Commission on October 16, 1996.

  27          -  Amended Financial Data Schedule

