Form 10KSB/A
period 1995-12-31
CORPUS CHRISTI BANCSHARES INC
filed 1996-12-19
CIK 757012

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                 FORM 10-KSB/A
                               AMENDMENT NO. 1
(Mark One)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

                  For the fiscal year ended December 31, 1995

[   ]  Transition report under Section 13 or 15 (d) of the Securities Exchange
       Act of 1934 (No fee required)

       For the transition period from __________ to __________.


                       COMMISSION FILE NUMBER 0-13668
                       CORPUS CHRISTI BANCSHARES, INC.
                       -------------------------------
               (Name of Small Business Issuer in Its Charter)


                    Texas                                     74-2351663
--------------------------------------------------------------------------------
       (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)


             2402 Leopard Street
            Corpus Christi, Texas                                78408
--------------------------------------------------------------------------------
            (Address of Principal                             (Zip Code)
              Executive Offices)


Issuer's Telephone Number, Including Area Code:  (512) 887-3000


Securities registered under Section 12(b) of the Exchange Act:  X
                                                                -

                                                  Name of Each Exchange
        Title of Each Class                        on Which Registered
        -------------------                       ---------------------

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

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB/A or any amendment to this Form 10-KSB/A.  [     ]

      The Company had total revenue for fiscal year ended 1995 of $16,244,555.

      The number of shares of Common Stock of the registrant outstanding as of December 12, 1996, was 1,600,200.

      Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                    ---    ---

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



                     AMENDMENT TO APPLICATION OR REPORT
              FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                       CORPUS CHRISTI BANCSHARES, INC.

                                FORM 10-KSB/A
                               AMENDMENT NO. 1



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:


Item 13.    Exhibits, Lists and Reports on Form 8-K

         (a)    Exhibits: See Index to Exhibits, Page 5.

         The following paragraph should be added to the section entitled "Provision for Loan Losses" as the last paragraphs on page 10 of Exhibit 13 to the report on Form 10-KSB for Corpus Christi Bancshares, Inc. for the fiscal year ended December 31, 1995:

         "The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," on January 1, 1995. Management considers installment loans to be a large group of smaller-balance homogenous loans that are evaluated collectively for impairment, and are thereby excluded from this statement. To determine when a loan is impaired, management considers current information and events regarding the borrowers' ability to repay their obligations, such as whether the loan is on nonaccrual status, the adequacy of the underlying collateral, prior payment patterns, the assigned risk rating, and whether a repayment program has been established. Loans with risk ratings of "doubtful" or "loss" are considered impaired. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A delay or shortfall in the amount of payment is considered insignificant by management if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Such a delay in payment would not, by itself, cause the loan to be impaired.

         When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. At December 31, 1995, impaired loans measured based on the present value of expected future cash flows discounted at the loan's effective interest rate totaled $634 thousand, and impaired loans measured based on the fair value of the collateral totaled $1.4 million. Impairment losses are charged against the allowance for loan losses. An impaired loan may still be accruing interest if, for example, the payments are not 90 days past due yet there is a collateral shortfall. On the other hand, not all nonaccrual loans are considered impaired because management may expect to collect all amounts due according to the contractual terms of the loan agreement including interest accrued at the contractual interest rate for the period of delay. Cash receipts on nonaccrual impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter. Prior periods have not been restated for the adoption of these statements. The effect of adopting SFAS 114 and 118 does not have a significant impact on the Company's results of operations or credit risk classifications presented herein and therefore does not have a significant effect on the comparability of such amounts."

         The first paragraph on page 11 of Exhibit 13 to the report on Form 10-KSB for Corpus Christi Bancshares, Inc. for the fiscal year ended December 31, 1995, is replaced in its entirety with the following paragraph:

         "Net recoveries in 1995 were $894 thousand (or .89% of average loans), compared to net recoveries of $497 thousand (or .59% of average loans) in 1994 and net recoveries of $68 thousand (or .10% of average loans) in 1993. The following is a summary of transactions in the allowance for loan losses account for the past five years:"

         The first paragraph on page 13 of Exhibit 13 to the report on Form 10-KSB for Corpus Christi Bancshares, Inc. for the fiscal year ended December 31, 1995, which beings "[n]on accrual loans at," is replaced in its entirety with the following paragraph:

         "Nonaccrual loans at year-end 1995 were $1.2 million, up $873 thousand, compared to $313 thousand at year-end 1994. Nonaccrual loans at year-end 1993 were $799 thousand. The increase in nonaccrual loans during 1995 was primarily the results of two loan relationships collateralized with real estate. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful whether or not the loan is 90 days or more past due. All loans 90 days or more past due are classified as nonaccrual unless the loan is considered to be well-secured and in the process of collection. At that time, any uncollected interest receivable that was accrued during the current period is reversed and any uncollected interest accrued in prior periods is charged off. Interest income that would have been recorded during 1995 on these loans had such loans performed in accordance with their original term was $80 thousand, compared to $35 thousand and $48 thousand in 1994 and 1993, respectively."

         The last paragraph on page 20 of Exhibit 13 to the report on Form 10-KSB for Corpus Christi Bancshares, Inc. for the fiscal year ended December 31, 1995, is replaced in its entirety with the following paragraph:

         "Other sources of funding for the Company include federal funds purchased and short-term borrowings. The Company had average short-term borrowings in 1995 of $3.4 million with an average interest rate of 4.9%. The maximum outstanding at the end of any month during 1995 was $7.2 million. During 1994 and 1993, the Company had average short-term borrowings of $10 thousand and $1 thousand with an average interest rate of 4.4% and 6.6%. The Company had no short-term borrowings outstanding at the end of any month during 1994 and 1993."

         The first paragraph under the section entitled "Other Matters" on page 25 of Exhibit 13 to the report on Form 10-KSB for Corpus Christi Bancshares, Inc. for the fiscal year ended December 31, 1995, is deleted in its entirety.

         The fourth paragraph in the section entitled "Loans and Allowance for Loan Losses" on page 34 of Exhibit 13 to the report on Form 10-KSB for Corpus Christi Bancshares, Inc. for the fiscal year ended December 31, 1995, is replaced in its entirety with the following paragraph:

         "Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful whether or not the loan is 90 days or more past due. All loans 90 days or more past due are classified as nonaccrual unless the loan is well-secured and in the process of collection. At that time, any uncollected interest receivable that was accrued during the current period is reversed and any uncollected interest accrued in prior periods is charged off. Interest income on nonaccrual loans is recognized on the cash basis."

         The fifth paragraph in the section entitled "Loans and Allowance for Loan Losses" on page 34 of Exhibit 13 to the report on Form 10-KSB for Corpus Christi Bancshares, Inc. for the fiscal year ended December 31, 1995, is replaced in its entirety with the following paragraph:

         "The Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," on January 1, 1995. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Large groups of smaller-balance homogenous loans that are evaluated collectively for impairment are excluded from this statement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Impairment losses are charged against the allowance for loan losses. Cash receipts on nonaccrual impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter. Prior periods have not been restated."

         The Interest Rate Sensitivity analysis on page 24 of Exhibit 13 to the report on Form 10-KSB for Corpus Christi Bancshares, Inc. for the fiscal year ended December 31, 1995, is replaced in its entirety with Exhibit 13 attached hereto.

         (b)    Reports on Form 8-K.

         On November 15, 1995, the Company filed a report on Form 8-K in connection with the acquisition of The First National Bank of Taft, Texas on October 31, 1995.

Item 13.  Exhibits, Lists and Reports on Form 8-K

         (a)     Exhibits:  See Index to Exhibits, Page 5.

         The Interest Rate Sensitivity analysis on page 24 of Exhibit 13 to the report on Form 10-KSB for Corpus Christi Banchares, Inc. for the fiscal year ended December 31, 1995, is replaced in its entirety with Exhibit 13 attached hereto.

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


                                       CORPUS CHRISTI BANCSHARES, INC.
                                       (Registrant)

                                       By:


                                       /s/ John T. Wright, III
                                       ----------------------------------------
                                       John T. Wright, III,
                                       Chairman of the Board

Date:    December 19, 1996

                       CORPUS CHRISTI BANCSHARES, INC.
                              INDEX TO EXHIBITS



3.1 *Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995. Filed with the Securities and Exchange Commission on March 20, 1996.)

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

10.5 *Form of Severance Agreement between Citizens State Bank of Corpus Christi and certain executive officers (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995. Filed with the Securities and Exchange Commission on March 20, 1996.)

13.     *Company's 1995 Annual Report to Shareholders (Page 24 of Exhibit
        13, as amended is attached hereto. Except as amended hereby, the remainder of Exhibit 13 is incorporated herein by reference to
        Exhibit 13 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995. Filed with the Securities and Exchange Commission on March 20, 1996.)

21. *Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995. Filed with the Securities and Exchange Commission on March 20, 1996.)

27. *Financial Data Schedule (incorporated herein by reference to Exhibit 27 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995. Filed with the Securities and Exchange Commission on March 20, 1996.)


* Previously filed. Deemed filed only with respect to those portions thereof expressly incorporated herein by reference.