Form 10QSB/A
period 1996-03-31
CORPUS CHRISTI BANCSHARES INC
filed 1996-12-19
CIK 757012

                             AMENDED AND RESTATED


                                 FORM 10-QSB/A

                                AMENDMENT NO. 1

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

                2402 Leopard Street, Corpus Christi, Texas78408
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

                   Class                     Outstanding at May 10, 1996
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
                                       ========================================================================

Noninterest expenses


The Company's noninterest expenses were $2,131,503, for the quarter ended March 31, 1996, up $29,976, compared to $2,101,527 for the same period of 1995.
Salaries and employee benefits for the quarter ended March 31, 1996 were $1,095,418, up $121,413, compared to $974,005 for the same quarter of 1995. The increase in salaries and employee benefits was primarily attributable to salaries and benefits related to the Taft Acquisition totaling $62,428, increases in medical insurance totaling $17,001, and a 3% merit increase during 1995. Occupancy expenses were $263,027 for the quarter ended March 31, 1996, up $19,828, compared to $243,199 for the same quarter in 1995. Furniture and equipment expenses totaled $181,188 for the quarter ended March 31, 1996, up $2,744, compared to $178,444 for the same quarter in 1995. The increase in occupancy expenses and furniture and equipment expenses for the first quarter of 1996 compared to the same quarter in 1995 was largely attributable to depreciation expenses related to assets acquired in the Taft Acquisition totaling $30,320, and $12,975, respectively. Amortization of intangible assets related to the Taft Acquisition totaled $29,993 during the first quarter of 1996. Net cost to operate other real estate was $21,411 for the quarter ended March 31, 1996, up $6,967, compared to $14,444 for the same quarter of 1995. The increase in net cost to operate other real estate was primarily related to a decrease in rental income on other real estate property in 1996 totaling approximately $18,344. Legal and professional fees were $133,870 for the quarter ended March 31, 1996, down $36,888, compared to $170,758 for the same period in 1995. The decrease was largely attributable to decreases in legal fees related to the Company totaling $16,806 and to decreased consulting fees related to proxy solicitation services provided to the Company totaling $23,176. Insurance expenses for the quarter ended March 31, 1996 were $21,529, down $80,901, compared to $102,430 for the same period in 1995. The reduction in insurance expenses in the first quarter of 1996 was the result of lower Federal Deposit Insurance Corporation ("FDIC") insurance assessments totaling approximately $82,763 during the first quarter of 1996. Advertising expenses totaled $16,027 at March 31, 1996, down $31,280, compared to $47,307 for the same quarter in 1995. Other expenses totaled $369,040 for the quarter ended March 31, 1996, down $1,900, compared to $370,940 for the same period last year.

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


One principal ratio measurement used by regulatory authorities to measure liquidity is the ratio of net loans to total deposits. At March 31, 1996, the Company's ratio of net loans to total deposits was 55.8%, compared to 50.8% at December 31, 1995. The Company's ratio of net loans to total deposits at March 31, 1995 was 60.9%. At March 31, 1996, the Company's net loans to total deposits ratio of 55.8% was above the median compared to peer banking institutions in Texas with similar asset sizes which had net loans to total deposit ratios ranging from a low of 41%, median of 52% and a high of 65% at December 31, 1995. The Company's long-term strategy projects loan growth to 65% to 70% of total deposits.

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


                        CORPUS CHRISTI BANCSHARES, INC.
                                   REGISTRANT






Date: December 19, 1996                   /s/ John T. Wright, III
                                          -------------------------------------
                                          John T. Wright, III
                                          Chairman of the Board

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