Form 10QSB/A
period 1996-06-30
CORPUS CHRISTI BANCSHARES INC
filed 1996-12-19
CIK 757012

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

               Class                      Outstanding at August 13, 1996
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
                                      =======================================================================================

Total nonperforming assets increased to $1,876,292 at June 30, 1996, up $161,167, compared to $1,715,125 at December 31, 1995. Nonperforming assets at June 30, 1995 totaled $730,930.


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


                                 CORPUS CHRISTI BANCSHARES, INC.
                                 -------------------------------
                                            REGISTRANT




Date: December 19, 1996             /s/ John T. Wright, III
                                    -----------------------------------------
                                    John T. Wright, III
                                    Chairman of the Board

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